Form 10QSB
period 1996-06-30
FIRST SAVINGS FINANCIAL CORP
filed 1996-08-13
CIK 946347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ----------------------

                      Commission file number    026730
                                             ------------

                         First Savings Financial Corp.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       North Carolina                                   561928110
       --------------                        ------------------------------
 (State or other juristiction of            (I.R.S. Employer Identification
  incorporation or organization)             No.)

            501 South Main Street, Reidsville, North Carolina 27320
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                (910) 342-4251
                --------------------------------------------------
               (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of August 13, 1996, 986,321 shares of the registrant's common stock, no par value, were outstanding.

This Form 10-QSB has 23 pages.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statements of Financial Condition


                                                              June 30,
                                                                1996         December 31,
                                                             (unaudited)         1995
                                                            -------------     ------------
                                   Assets

Cash and due from banks                                       $   35,491          891,034
Interest-bearing deposits in other financial institutions      1,233,603        1,087,641
Investment securities:
  Held to maturity (market value of $4,986,798 and
  $8,529,543 at June 30, 1996 and December 31, 1995,
  respectively)                                                5,003,219        8,507,472
Available for sale, at market value (cost of $16,679,558
  and $15,717,228 at June 30, 1996 and December 31,
  1995, respectively)                                         16,395,864       15,919,254
Mortgage-backed securities available for sale (cost of
  $679,828 and $716,881 at June 30, 1996 and
  December 31, 1995, respectively)                               661,687          710,233
Loans receivable (net of allowance for loan losses of
  $299,825 and $259,466 at June 30, 1996 and
  December 31, 1995, respectively) (note 4)                   31,514,086       30,223,497
Accrued interest receivable                                      488,838          508,883
Federal Home Loan Bank stock, at cost                            412,800          412,800
Premises and equipment, net                                      109,629          116,555
Other assets                                                     533,009          677,343
                                                            ------------     ------------
            Total assets                                  $   56,388,226       59,054,712
                                                            ============     ============
                Liabilities and Stockholders' Equity

Deposit accounts                                              45,862,218       47,231,789
Other liabilities                                                567,720          743,060
                                                            ------------     ------------
            Total liabilities                                 46,429,938       47,974,849
                                                            ------------     ------------
ESOP stock subject to put option (note 5)                        355,335           88,439
                                                            ------------     ------------
Stockholders' equity (notes 2 and 6):
  Preferred stock, no par value, 5,000,000 shares
    authorized; none outstanding                                  -                -
  Common stock, no par value, 20,000,000 shares
    authorized; 986,321 and 948,386 shares issued
    and outstanding at June 30, 1996 and December 31,
     1995, respectively                                        5,193,331        5,659,804
  Retained earning, substantially restricted                   5,016,791        5,202,642
  Net unrealized gains (losses) on securities                   (199,210)         128,978
  Deferred stock awards                                         (407,959)          -
                                                            ------------     ------------
            Total stockholders' equity                         9,602,953       10,991,424
                                                            ------------     ------------
Commitments

            Total liabilities and stockholders' equity       $56,388,226       59,054,712
                                                            ============     ============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                   Consolidated Statements of Income (Loss)

                                  (Unaudited)


                                                                        Three months ended             Six months ended
                                                                             June 30,                      June 30,
                                                                        1996           1995           1996           1995
                                                                   -------------    ----------    -----------    -----------
Interest income:
  Loans receivable                                                 $    596,314       633,024      1,191,999      1,267,826
  Mortgage-backed securities                                              9,977        36,933         19,997         67,575
  Investment securities                                                 348,715       250,625        712,314        495,835
  Interest-bearing balances in other banks                               12,800        19,014         36,470         29,564
  Stock in the Federal Home Loan Bank                                     7,440         7,481         14,882         14,861
                                                                   -------------    ----------    -----------    -----------
      Total interest income                                             975,246       947,077      1,975,662      1,875,661

Interest expense on deposit accounts                                    621,804       640,476      1,251,244      1,223,590
                                                                   -------------    ----------    -----------    -----------

      Net interest income                                               353,442       306,601        724,418        652,071

Provision for loan losses (note 4)                                       -             15,000          7,500         75,000
                                                                   -------------    ----------    -----------    -----------
      Net interest income after provision for loan losses               353,442       291,601        716,918        577,071

Noninterest income:
    Net loss on sale of investment securities available for sale        (26,352)        -            (26,352)         -
    Other                                                                 3,068         5,568         10,274          7,960
                                                                   -------------    ----------    -----------    -----------
      Total noninterest income                                          (23,284)        5,568        (16,078)         7,960
                                                                   -------------    ----------    -----------    -----------
Noninterest expense:
  Compensation, payroll taxes, and fringe benefits                      292,304       139,759        497,968        263,550
  Occupancy and equipment                                                10,471        10,421         21,692         21,395
  Federal and other insurance premiums                                   21,826        38,604         62,691         77,580
  Data processing fees                                                   13,120        13,751         28,915         28,958
  Advertising                                                             9,534         5,483         11,893          9,390
  Professional fees                                                      36,388         5,175         68,785         10,350
  Other expenses                                                         34,560        36,139         95,217         68,009
                                                                   -------------    ----------    -----------    -----------
      Total noninterest expense                                         418,203       249,332        787,161        479,232
                                                                   -------------    ----------    -----------    -----------
      Income (loss) before income taxes                                 (88,045)       47,837        (86,321)       105,799

Income taxes (note 7)                                                    19,600         -             45,800          -
                                                                   -------------    ----------    -----------    -----------
      Net income (loss)                                                (107,645)       47,837       (132,121)       105,799

Change in fair value of ESOP shares subject to put option (note 5)       43,240         -             53,730          -
                                                                   -------------    ----------    -----------    -----------
      Net income (loss) available to common shareholders              ($150,885)       47,837       (185,851)       105,799
                                                                   =============    ==========    ===========    ===========
      Net loss available to common shareholders per share
         (note 8)                                                        $(0.16)        -              (0.20)         -
                                                                   =============    ==========    ===========    ===========


See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Equity

                        Six months ended June 30, 1996

                                  (Unaudited)

                                                                    Net unrealized   Deferred       Total
                                           Common       Retained    gains (losses)     Stock     Stockholders
                                            Stock        Income     on securities     Awards        Equity
                                        ------------   ------------ --------------  -----------  -------------
Balance at December 31, 1995            $ 5,659,804      5,202,642      128,978         -          10,991,424

Net loss                                       -          (132,121)        -            -            (132,121)

Common stock of ESOP                         21,951           -            -            -              21,951

Change in fair value of ESOP shares
  subject to put option                        -           (53,730)        -            -             (53,730)

Unamortized compensation, shares
  issued to the management
  recognition plan                          422,027           -            -          (422,027)             -

Amortization of compensation,
  shares issued to the
  management recognition plan                  -              -            -            14,068         14,068

Net unrealized losses on securities            -              -        (328,188)          -          (328,188)

Dividend paid ($1.00 per common
  share)                                   (910,451)          -            -              -          (910,451)
                                        ------------   ------------ --------------  -----------  -------------
Balance at June 30, 1996                $ 5,193,331      5,016,791     (199,210)      (407,959)     9,602,953
                                        ============   ============ ==============  ===========  =============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              1996              1995
                                                                          ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                       $  (132,121)          105,799
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses                                                 7,500            75,000
      Amortization, net                                                        11,950           (60,384)
      Depreciation                                                              7,942             8,319
      Compensation expense on ESOP shares                                     235,117               -
      Amortization of deferred stock awards                                    14,068               -
      Net loss on sale of investment securities available for sale             26,352               -
      Deferred loan origination fees (costs), net                              (8,650)           16,870
      Deferred income taxes                                                    (5,300)              -
      Decrease (increase) in accrued interest receivable                       20,045            (7,552)
      Decrease (increase) in other assets                                     151,000          (128,883)
      Decrease in other liabilities                                            (7,640)         (123,031)
                                                                          ------------      ------------
             Net cash provided by (used in) operating activities              320,263          (113,862)
                                                                          ------------      ------------
Cash flows from investing activities:
  Purchases of investment securities held to maturity                        (500,000)       (4,500,000)
  Proceeds from maturities and issuer calls of
    investment securities held to maturity                                  4,000,000         4,000,000
  Purchases of investment securities available for sale                    (3,980,357)              -
  Proceeds from sale of investment securities available for sale            2,456,809               -
  Proceeds from maturities and issuer calls of investment securities
    available for sale                                                        500,000               -
  Principal collected on mortgage-backed securities available for sale         35,347           138,774
  Net decrease (increase) in loans receivable                              (1,260,605)        1,465,507
  Purchases of premises and equipment                                          (1,016)              -
                                                                          ------------      ------------
             Net cash provided by investing activities                      1,250,178         1,104,281
                                                                          ------------      ------------
Cash flows from financing activities:
  Dividends paid                                                             (910,451)              -
  Net decrease in deposits                                                 (1,369,571)       (1,248,119)
                                                                          ------------      ------------
             Net cash used in financing activities                         (2,280,022)       (1,248,119)
                                                                          ------------      ------------
             Net decrease in cash and cash equivalents                       (709,581)         (257,700)

Cash and cash equivalents at beginning of period                            1,978,675         1,634,894
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $ 1,269,094         1,377,194
                                                                          ============      ============

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                              1996              1995
                                                                         -------------      -------------
  Cash paid during the period for:
    Interest                                                              $ 1,276,769          1,249,484
                                                                         =============      =============
    Income taxes                                                          $    30,500             66,800
                                                                         =============      =============
  Noncash investing and financing activities:
    Shares issued to the management recognition plan                      $   422,027                -
                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements


(1)  Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of First Savings
       Financial Corp. and its wholly-owned subsidiary, First Savings Bank of Rockingham County, Inc., SSB ("First Savings") and its wholly-owned subsidiary, First Service Corporation of Reidsville (collectively referred to as "the Company"). On April 3, 1995, First Service Corporation of Reidsville was dissolved. All intercompany transactions and balances are eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  Formation of First Savings Financial Corp.
     ------------------------------------------

     In April, 1995, First Savings adopted a Plan of Holding Company Conversion whereby First Savings would convert from mutual to stock form, and concurrently become a wholly-owned subsidiary of First Savings Financial Corp., a newly formed holding company.

     On September 22, 1995, First Savings completed its conversion from a North
       Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and First Savings Financial Corp. issued and sold 948,386 shares of common stock (no par value) at $10 per share (the "Conversion"). Total proceeds of $9,483,860 were reduced by Conversion expenses of $509,728. First Savings Financial Corp. retained 50% of the net Conversion proceeds after deducting the proceeds of the loan to the First Savings Bank of Rockingham County, Inc., SSB Employee Stock Option Plan ("the ESOP") and paid the balance to First Savings in exchange for the common stock of First Savings issued in the Conversion.

     At the time of the Conversion, First Savings established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in First Savings after the Conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidating distribution in the amount of the then current adjusted subaccount balance for the deposit

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

       accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by First Savings subsequent to the Conversion cannot be paid from this liquidation account.

     First Savings may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory requirement imposed by federal and state regulations.

     In addition, for a period of five years after the Conversion, First Savings will be required, under existing North Carolina regulations, to obtain prior written approval of the N.C. Administrator of Savings Institutions ("the Administrator") before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of
       (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. As a result of this limitation, First Savings cannot pay a dividend in excess of approximately $140,000 without the approval of the Administrator.

     The Company also has authorized 5,000,000 shares of no par value preferred stock, none of which was issued and outstanding at June 30, 1996.

(3)  Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances in other financial institutions. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(4)  Allowance for Loan Losses
     -------------------------

     The following summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 1996 and 1995, respectively.

                                   Three months          Six months
                                  ended June 30,       ended June 30,
                                  --------------       --------------
                                  1996      1995       1996      1995
                                  ----      ----       ----      ----
Balance at the beginning
 of the period              $   299,825   214,466    259,466    214,466
Provision for loan losses             -    15,000      7,500     75,000

Charge offs                           -         -          -    (60,000)
Recoveries                                      -     32,859          -
                               --------   -------    -------    -------
Net recoveries
 (charge-offs)                        -         -     32,859    (60,000)
                               --------   -------    -------    -------
Balance at the end of the
 period                      $  299,825   229,466    299,825    229,466
                                =======   =======    =======    =======

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements


(5)  Employee Stock Ownership Plan ("ESOP")
     -------------------------------------

     First Savings has an ESOP which purchased 75,870 shares or 8% of the common stock issued in the Conversion. Contributions to the ESOP are made by First Savings on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the Conversion.

     The ESOP has been funded by a loan from First Savings Financial Corp. in the amount of $758,700. The loan is secured by the shares of stock purchased by the ESOP and is not guaranteed by First Savings. Principal and interest payments on this loan are funded primarily from discretionary contributions by First Savings. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. The number of ESOP shares released and allocated to participants each year is determined by a formula based on current year principal and interest payments made on the ESOP loan and total future payments to be made.

     The Company made a principal and interest payment of $379,182 on June 30, 1996, reducing the loan balance to $436,468 at June 30, 1996.

     The Company paid a dividend of $3.00 per common share in December 1995 and a dividend of $1.00 per common share in May 1996. The dividends of $227,610 and $75,870, respectively, paid on the shares held by the ESOP were used to reduce the loan and are not considered dividends for consolidated reporting purposes. Compensation expense of approximately $155,700 and $235,000 has been recognized for the three and six months ended June 30, 1996, respectively, in connection with the release and allocation of shares to participants on June 30, 1996. At June 30, 1996, 29,007 shares have been allocated to participants.

     The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not "publicly traded" as defined. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment has been recorded to retained earnings to reflect the earned ESOP shares at fair value as of June 30, 1996. The fair value of the unearned ESOP shares is $574,072 at June 30, 1996.

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements


(6)  Stock Option and Management Recognition Plans
     ---------------------------------------------

     The Board of Directors of the Company has adopted a Stock Option Plan for employees and directors which was approved by the stockholders at the annual meeting on April 18, 1996. Under the terms of the plan, 94,838 shares of the Company's common stock were granted to employees and directors on April 19, 1996. Such options have an option exercise price of $11.125, which was the fair market value of the common stock on April 19, 1996. Such stock options have a term of 10 years and a vesting schedule which provides that 20% of the options granted will vest on the first anniversary of the effective date of the establishment of the Stock Option Plan and 20% will vest on each subsequent anniversary date, so that the options will be completely vested at the end of the five years after the date of the grant.

    The Board of Directors of the Company has also approved a Management
       Recognition Plan (the "MRP") for directors and employees. The MRP was approved by the stockholders at the annual meeting on April 18, 1996. Under the terms of the plan, 37,935 shares of common stock were awarded to directors and employees as of April 19, 1996. The shares awarded pursuant to the MRP have a vesting schedule which provides that 20% of the shares awarded will automatically vest on the first anniversary of the effective date of the establishment of the MRP and 20% will vest on each subsequent anniversary date, so the shares will be completely vested at the end of five years after the date of award. Compensation expense related to the MRP was $14,068 for the three and six months ended June 30, 1996.

(7)  Income Taxes
     ------------

     During 1993, First Savings adopted a Plan of Stock Conversion whereby First
       Savings would convert from mutual to stock form, and concurrently become a wholly-owned subsidiary of First Citizens BancShares, Inc. ("BancShares") pursuant to an acquisition agreement by and between First Savings and BancShares (the "Acquisition Agreement"). That transaction was not consummated because of changes in the Federal regulations and state policies which strictly limited the circumstances under which such transactions would be permitted.

     During the years ended December 31, 1994 and 1993, First Savings incurred expenses totaling $85,997 and $72,031, respectively, related to the Acquisition Agreement which amounts were nondeductible for income tax purposes. On March 31, 1995, the Acquisition Agreement expired and such expenses became deductible for income tax purposes. As a result, taxable income was reduced to such a level that no income tax provision was necessary for the three and six months ended June 30, 1995.

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements


(8)  Loss per share
     --------------
     The Conversion discussed in note 2 was effective September 22, 1995.
       Accordingly, there is no earnings per share calculation for the three or six months ended June 30, 1995.


                                 Three months               Six months
                             ended June 30, 1996       ended June 30, 1996
                             --------------------  ----------------------------
     Net loss for the
      period ended June
      30, 1996                 $   (107,645)                (132,121)
         Less:  Change in
          fair value of
          ESOP shares subject
          to put option              43,240                   53,730
                                    -------                  -------
         Net loss available
          to common
          shareholders         $   (150,885)                (185,851)
                                    =======                  =======
     Weighted average number
      of shares outstanding         931,537                  909,370
                                    =======                  =======
     Loss per share            $     (.16)                    (.20)
                                      ===                      ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

First Savings Financial Corp. was incorporated under North Carolina law in April 1995 for the purpose of acquiring and holding all of the outstanding capital stock of First Savings Bank of Rockingham County, Inc., SSB ("First Savings") to be issued in connection with the conversion of First Savings from mutual to stock ownership.


On September 22, 1995, First Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion") and First Savings Financial Corp. issued and sold 948,386 shares of common stock (no par value) to certain depositors of First Savings. Total proceeds of $9,483,860 were reduced by Conversion expenses of $509,728. First Savings Financial Corp. retained 50% of the net Conversion proceeds after deducting the proceeds of the loan to the First Savings Bank of Rockingham County, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and paid the balance to First Savings in exchange for all of the common stock of First Savings issued in the Conversion.

First Savings Financial Corp. does not have any significant assets other than the shares of First Savings' capital stock acquired in the Conversion, the loan receivable held with respect to its loan to the ESOP and its portion of the net proceeds from the Conversion, and does not have any significant liabilities. Cash flows to First Savings Financial Corp. are dependent upon earnings from the investment of its portion of net proceeds from the Conversion and any dividends received from First Savings. Presently, there are no agreements or understandings for expansion of First Savings Financial Corp.'s operations.

First Savings is primarily engaged in soliciting deposit accounts from the general public, making mortgage loans to finance the acquisition and construction of residential dwellings and making limited types of consumer loans. First Savings' results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. First Savings' operations are also affected by noninterest income, such as miscellaneous income from loans, gains and losses from the sale of investment and mortgage-backed securities and other sources of income. First Savings' principal operating expenses, aside from interest expense, consist of compensation and employee benefits, federal deposit insurance premiums, office occupancy costs, and other general and administrative expenses.

The operations of First Savings and depository institutions in general are significantly influenced by general economic conditions and by related monetary, fiscal and other policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator of Savings Institutions (the "Administrator"). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

First Savings Financial Corp. and First Savings conduct their business through their office at 501 South Main Street, Reidsville, North Carolina. First Savings' primary market area is Rockingham County in North Carolina.

First Savings Financial Corp. and First Savings are collectively referred to as "the Company".



Comparison of the Results of Operations for the Six Month Periods Ended June 30, 1996 and 1995

Summary
- -------

Net income (loss) for the six months ended June 30, 1996 was ($132,121) as compared to $105,799 for the six months ended June 30, 1995. The decrease in net income of $237,920 is due to a decrease in noninterest income of $24,038, an increase in compensation expense of $234,418, an increase in other expense of $27,208, an increase in professional fees of $58,435 and an increase in income tax expense of $45,800. Offsetting these effects was an increase in net interest income of $72,347 and a decrease in the provision for loan losses of $67,500.


Net interest income
- -------------------

Net interest income for the six months ended June 30, 1996 was $724,418 an increase of $72,347 or 11.09% when compared to net interest income of $652,071 for the six months ended June 30, 1995. The net yield on interest-earning assets for the six months ended June 30, 1996 was 2.56% compared to 2.45% in 1995.

Total interest income increased to $1,975,662 for the six months ended June 30, 1996 from $1,875,661 for the comparable period in 1995. The increase in interest income is principally due to an increase in both the average volume and the average rate earned on investment securities. For the six months ended June 30, 1996, the average balance of investment securities was $23,953,000 compared to $18,082,500 for the same period in 1995. This increase was due to the Company investing net conversion proceeds in investment securities in the fourth quarter of 1995. The average rate earned on investment securities for the six months ended June 30, 1996 was 5.95% compared to 5.48% for the same period in 1995. This increase is attributable to the Company maintaining an investment portfolio with relatively short maturities, which benefited the Company as interest rates increased during 1996.

The increase in investment interest income was partially offset by a decrease in loan interest income to $1,191,999 for the six months ended June 30, 1996 from $1,267,826 for the same period in 1995. This decrease is primarily due to a reduction in the average volume of loans of $1.6 million. The Company attributes this change to an overall decrease in loan demand in its primary market area, a trend which could continue in the future. The average rate earned on loans decreased to 7.78% for the six months ended June 30, 1996 from 7.86% for the same period in 1995.

Total interest expense increased $27,654 or 2.26% to $1,251,244 for the six months ended June 30, 1996 from $1,223,590 for the comparable period in 1995. This increase in interest expense was largely due to increases in the average rates paid on certificates of deposit accounts. The average rate paid on certificates of deposit accounts increased 35 basis points to 5.63% in 1996 from 5.28% in 1995. This increase was partially offset by a decrease in the average volume of certificate of deposit accounts of $1.1 million. Both the increase in the average rate and the decrease in the average volume is primarily due to competitive pressures in the marketplace.

Provision for loan losses
- -------------------------

During the six months ended June 30, 1996, First Savings recorded a provision for loan losses of $7,500, compared to $75,000 for the same period in 1995. During the six months ended June 30, 1995, First Savings had a $60,000 charge-off and no recoveries as compared to no charge-offs and a $32,859 recovery during the same period in 1996. The 1996 recovery related to the 1995 charge-off. Nonperforming loans, which consists of loans not accruing interest and accruing loans 90 days or more past due, as a percentage of total loans were
 .04% and .10% at June 30, 1996 and 1995, respectively. First Savings was increasing its provision for loan losses during the first quarter of 1995 mainly due to management's recognition of the increased credit risk in the loan portfolio as a result of the anticipated closing of the American Tobacco Company ("ATC") plant in Reidsville in 1996. However, during the first quarter of 1996, it was announced that due to federal trade regulations ATC may not close its plant or another tobacco company may purchase and continue to operate the ATC plant. No assurance can be given that future increases in the allowance as a result of a change in the status of this plant closing will not be necessary. The potential impact of the plant closing on the loan portfolio and the local economy is not known as this time.

Noninterest income
- ------------------

Noninterest income decreased to ($16,078) for the six months ended June 30, 1996 from $7,960 for the same period in 1995. The decrease is due to a $26,352 net loss on the sale of investment securities available for sale.


Noninterest expense
- -------------------

Noninterest expense increased to $787,161 for the six months ended June 30, 1996 from $479,232 for the same period in 1995. The largest component of noninterest expense for the six months ended June 30, 1996 and 1995 was compensation expense, which totaled $497,698 in 1996, compared to $263,550 in 1995. This increase was mainly attributable to approximately $235,000 in compensation expense relating to the fair value of the earned ESOP shares which were released and allocated to participants on June 30,1996. Professional fees increased approximately $58,000 due to increased legal and accounting fees, resulting from increased reporting and filing requirements associated with a stock institution as compared to a mutual institution.

As noted above, the increase in compensation expense in 1996 was principally related to the ESOP shares released and allocated to participants on June 30,1996. Of the 75,870 total ESOP shares, 29,007 shares were released on June 30,1996.

Income taxes
- ------------

Income tax expense for the six months ended June 30, 1996 was $45,800 as compared to no income tax expense for the same period in 1995. The increase in income taxes is primarily due to the permitted deduction of approximately $132,000 during the first quarter of 1995 of all merger/conversion expenses incurred during 1994 and 1993 due to the termination of the merger/conversion agreement during the first quarter of 1995. Such deductions resulted in an effective tax rate of 0% for the six months ended June 30, 1995. Income tax expense for 1996 was impacted by the nondeductibility of a significant portion of the expense related to the ESOP. (See note 7 to the consolidated financial statements.)



Comparison of the Results of Operations for the Three Month Periods Ended June 30, 1996 and 1995

Summary
- -------

Net income (loss) for the three months ended June 30, 1996 was ($107,645) as compared to $47,837 for the three months ended June 30, 1995. The decrease in net income of $155,482 is due to a decrease in noninterest income of $28,852, an increase in compensation expense of $152,545, an increase in professional fees of $31,213 and an increase in income tax expense of $19,600. Offsetting these effects was an increase in net interest income of $46,841 and a decrease in the provision for loan losses of $15,000.


Net interest income
- -------------------

Net interest income for the three months ended June 30, 1996 was $353,442 an increase of $46,841 or 15.3% when compared to net interest income of $306,601 for the three months ended June 30, 1995. The net yield on interest-earning assets for the three months ended June 30, 1996 was 2.54% compared to 2.32% in 1995.

Total interest income increased $28,169 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, principally due to an increase in the average volume of investment securities of $4.9 million and an increase in the average rate earned on investment securities of 51 basis points. Total interest expense decreased $18,672 for the three months ended June 30, 1996 as compared to the same period in 1995, due to a decrease in the average volume of certificates of deposit accounts of $1.5 million.

Provision for loan losses
- -------------------------

During the three months ended June 30, 1996, First Savings did not record a provision for loan losses compared to a $15,000 provision for loan losses for the same period in 1995. During the three months ended June 30, 1996 and 1995, First Savings had no charge-offs and no recoveries

Noninterest income
- ------------------

Noninterest income decreased to ($23,284) for the three months ended June 30, 1996 from $5,568 for the same period in 1995. The decrease is due to a $26,352 net loss on the sale of investment securities available for sale.

Noninterest expense
- -------------------

Noninterest expense increased $168,871 to $418,203 for the three months ended June 30, 1996 from $249,332 for the same period in 1995. This increase was mainly attributable to approximately $155,000 in compensation expense relating to the fair value of the earned ESOP shares which were released and allocated to participants on June 30,1996. Professional fees increased approximately $31,000 due to increased legal and accounting fees, resulting from increased reporting and filing requirements associated with a stock institution as compared to a mutual institution.


Income taxes
- ------------

Income tax expense for the three months ended June 30, 1996 was $19,600 as compared to no income tax expense for the same period in 1995. The increase in income taxes is primarily due to the permitted deduction of approximately $132,000 during the first quarter of 1995 of all merger/conversion expenses incurred during 1994 and 1993 due to the termination of the merger/conversion agreement during the first quarter of 1995. Income tax expense for 1996 was impacted by the nondeductibility of a significant portion of the expense related to the ESOP. (See note 7 to the consolidated financial statements.)



Comparison of Financial Condition at June 30, 1996  and December 31, 1995

Total assets decreased by $2.7 million or 4.5% from $59.1 million at December 31, 1995 to $56.4 million at June 30, 1996.


Loans receivable increased slightly from $30.2 million at December 31, 1995 to $31.5 million at June 30, 1996. First Savings' ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand in its primary lending market.

Deposits decreased $1.4 million or 2.90% to $45.9 million at June 30, 1996 from $47.2 million at December 31, 1995.

Stockholders' equity decreased from $11.0 million at December 31, 1995 to $9.6 million at June 30, 1996, with the decrease due to a net unrealized loss on securities of $199,210 at June 30, 1996 as compared to a net unrealized gain on securities of $128,978 at December 31, 1995 and $132,121 in net loss for the six months ended June 30, 1996. In May 1996, the Company declared and paid a dividend of $1.00 per common share, which also contributed to the decrease in stockholders' equity. Such dividend was paid from common stock as a return of capital.

The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not publicly traded as defined in the ESOP. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and the related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment has been recorded to retained earnings to reflect the earned ESOP shares at fair value as of June 30, 1996.


Asset Quality

Asset quality of First Savings remained strong during the first six months of 1996 and throughout 1995, with nonperforming assets at .02% and .16% at June 30, 1996 and December 31, 1995, respectively, of total assets. Nonperforming assets, which consists of loans not accruing interest and accruing loans 90 days or more past due, were $13,000 and $93,000 at June 30, 1996 and December 31, 1995, respectively. There was no real estate owned at June 30, 1996 or December 31, 1995.


Management is currently unaware of any significant potential problem loans or any other concentrations of credit risk which exist in the portfolio.


Regulatory Matters

Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the FDIC's Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). One of the principal issues under discussion is the amount of additional funds needed to capitalize the SAIF prior to such merger. Substantially all of the proposals under consideration contemplate a special assessment of 75 to 80 basis points to be levied on SAIF-insured deposits. As a SAIF-insured institution, First Savings may be subject to a special assessment on its deposits under the proposals which have been published. Based upon the Bank's deposits as of June 30, 1996, the proposed one-time fee would range from $344,000 to $367,000.


Financial institutions such as First Savings which are members of the SAIF, are required to pay higher deposit insurance premiums than financial institutions which are members of the BIF (primarily commercial banks), because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. The FDIC Board of Directors has recently approved a new risk-based premium schedule that will reduce assessment rates for financial institutions such as

First Savings at current levels, and will increase the disparity between SAIF and BIF assessments. In announcing this rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. This premium differential could continue to exist for a long period of time. In addition, SAIF members, such as First Savings, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the federal banking regulators, by members of the United States Congress and by industry groups.

A significant increase in SAIF insurance premiums or a significant one-time fee to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of First Savings. Based upon the current financial condition and capital level of First Savings, First Savings does not expect the transitional risk-based assessment schedule will have a material adverse effect upon its earnings. However, should a greater disparity develop between deposit insurance premiums paid by members of the SAIF, such as First Savings, and members of the BIF (e.g., most commercial banks), First Savings would be in a competitive disadvantage due to it being required to pay significantly higher premiums as a member of the SAIF.


Liquidity

First Savings' primary sources of internally generated funds are principal repayments and payoffs of loans receivable, cash flow generated from operations, repayments from mortgage-backed securities, maturing investments and increases in deposits. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta.


As a North Carolina-chartered savings bank, First Savings must maintain liquid assets equal to at least 10% of total assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with a readily marketable value, including investments with maturities in excess of five years. First Savings' liquidity ratio at June 30, 1996, as computed under North Carolina regulations, was approximately 42%.


Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in interest rates have a greater impact on the Company's performance than do the effect of inflation.

Capital Resources

As a North Carolina-chartered savings bank, First Savings is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires state-chartered savings banks, including First Savings, to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires First Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. At June 30, 1996, First Savings was in compliance with the capital requirements of both the FDIC and the Administrator.


Current Accounting Issues

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company adopted this statement on January 1, 1996 without any impact on its consolidated financial statements.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65"("SFAS No. 121"). The statement amends FASB Statement No. 65 to require that the rights to service mortgage loans for others, however those servicing rights are acquired, be recognized as separate assets, eliminating the previously existing accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations.
SFAS No. 122 is required to be adopted and applied prospectively for fiscal years beginning after December 15, 1995 to transactions involving the sale or securitization of mortgage loans with servicing rights retained. The Company adopted this statement on January 1, 1996 without any impact on its consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The Company will adopt this statement in 1996 and will utilize the accounting in APB Opinion No. 25 and make proforma disclosures as prescribed under SFAS No. 123 in its year-end financial statements.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held on April 18, 1996.

(b) Not applicable

(c) 1. All the nominees for Director listed under the caption "Election of Directors" in the Registrant's Proxy Statement dated March 25, 1996, were duly elected Directors of the Registrant. Eighty-four percent of the outstanding shares were voted. Of the 794,510 shares voted, each director received at least 793,010 shares or 99.8% in favor.

    2. The First Savings Financial Corp. Stock Option Plan as described under the caption "Approval of the First Savings Financial Corp. Stock Option Plan" in the Registrant's Proxy Statement dated March 25, 1996, was approved by an affirmative vote of 620,908 shares or 97.9% of the shares that voted, with 13,350 negative votes and 314,128 shares not voted.

    3. The First Savings Bank of Rockingham County, Inc., SSB Management Recognition Plan as described under the caption "Approval of the First Savings Bank of Rockingham County, Inc., SSB Management Recognition Plan" in the Registrant's Proxy Statement dated March 25,1996, was approved by an affirmative vote of 621,908 shares or 98.0% of the shares that voted, with 12,850 negative votes and 313,628 shares not voted.

    4. The ratification of the selection of KPMG Peat Marwick LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 25, 1996, was approved by an affirmative vote of 794,510 shares or 100% of the shares that voted, with 0 negative votes and 153,876 shares not voted.

Item 5. Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

     Exhibit (27) Financial Data Schedule

(b)  Reports on Form 8-K

On December 15, 1995 the Registrant filed a Form 8-K under Item 5 to announce the declaration of a dividend of $3.00 for each share of the Registrant's issued and outstanding common stock on December 29, 1995 to shareholders of record on December 22, 1995. A letter to shareholders dated December 14, 1995, was included as an exhibit.

                                  SIGNATURES
                                  ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST SAVINGS FINANCIAL CORP.
                                    -----------------------------
                                         (Registrant)



Date:   August 13, 1996             By:  /s/David S. Kemp
        -----------------------          ------------------------
                                         David S. Kemp
                                         (President)



Date:   August 13, 1996             By:  /s/Cynthia F. Teague
        -----------------------          ------------------------
                                         Cynthia F. Teague
                                         (Vice President and principal
                                          financial officer)