Form 10QSB
period 1996-09-30
FIRST SAVINGS FINANCIAL CORP
filed 1996-11-14
CIK 946347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________

                      Commission file number       026730
                                             ------------

                              First Savings Financial Corp.
                              -----------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                          561928110
              --------------                          ---------
       (State or other juristiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)

           501 South Main Street, Reidsville, North Carolina  27320
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                   (910) 342-4251
           --------------------------------------------------------
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

  As of November 13, 1996, 986,321 shares of the registrant's common stock, no par value, were outstanding.

This Form 10-QSB has 21 pages.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                                              Consolidated Statements of Financial Condition

                                                                      September 30,
                                                                          1996               December 31,
                                                                       (unaudited)               1995
                                                                       -----------           ------------
                                   Assets

Cash and due from banks                                                     254,898               891,034
Interest-bearing deposits in other financial institutions                 1,417,967             1,087,641
Investment securities:
  Held to maturity (market value of $2,984,060 and
  $8,529,543 at September 30, 1996 and December 31, 1995,
  respectively)                                                           3,001,690             8,507,472
Available for sale, at market value (cost of $16,673,605
  and $15,717,228 at September 30,1996 and December 31,
  1995, respectively)                                                    16,436,037            15,919,254
Mortgage-backed securities available for sale (cost of
  $608,391 and $716,881 at September 30, 1996 and
  December 31, 1995, respectively)                                          601,939               710,233
Loans receivable (net of allowance for loan losses of
  $299,825 and $259,466 at September 30, 1996 and
  December 31, 1995, respectively) (note 4)                              32,512,188            30,223,497
Accrued interest receivable                                                 442,979               508,883
Federal Home Loan Bank stock, at cost                                       412,800               412,800
Premises and equipment, net                                                 105,657               116,555
Other assets                                                                663,555               677,343
                                                                       -------------         -------------
            Total assets                                                 55,849,710            59,054,712
                                                                       =============         =============

                   Liabilities and Stockholders' Equity

Deposit accounts                                                         45,297,772            47,231,789
Other liabilities                                                         1,012,683               743,060
                                                                       -------------         -------------
            Total liabilities                                            46,310,455            47,974,849
                                                                       -------------         -------------
ESOP stock subject to put option (note 5)                                   354,845                88,439
                                                                       -------------         -------------
Stockholders' equity (notes 2 and 6):
  Preferred stock, no par value, 5,000,000 shares
    authorized; none outstanding                                               -                    -
  Common stock, no par value, 20,000,000 shares
    authorized; 986,321 and 948,386 shares issued
    and outstanding at September 30, 1996 and December 31,
     1995, respectively                                                   4,958,557             5,659,804
  Retained earnings, substantially restricted                             4,773,763             5,202,642
  Net unrealized gains (losses) on securities                              (161,053)              128,978
  Deferred stock awards                                                    (386,857)                -
                                                                       -------------         -------------
            Total stockholders' equity                                    9,184,410            10,991,424
                                                                       -------------         -------------
Commitments

            Total liabilities and stockholders' equity                   55,849,710            59,054,712
                                                                       =============         =============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                   Consolidated Statements of Income (Loss)

                                  (Unaudited)

                                                                                   Three months ended      Nine months ended
                                                                                      September 30,           September 30,
                                                                                    1996        1995        1996         1995
                                                                               -----------  ---------   ----------   ----------
Interest income:
  Loans receivable                                                             $  604,967    620,222    1,796,966    1,888,048
  Mortgage-backed securities                                                        9,495     21,043       29,492       88,618
  Investment securities                                                           307,976    259,235    1,020,290      755,069
  Interest-bearing balances in other banks                                         17,421     44,630       53,891       74,194
  Stock in the Federal Home Loan Bank                                               7,482      7,522       22,364       22,384
                                                                               -----------  ---------   ----------   ----------
      Total interest income                                                       947,341    952,652    2,923,003    2,828,313

Interest expense on deposit accounts                                              604,684    689,396    1,855,928    1,912,985
                                                                               -----------  ---------   ----------   ----------
      Net interest income                                                         342,657    263,256    1,067,075      915,328

Provision for loan losses (note 4)                                                      -     15,000        7,500       90,000
                                                                               -----------  ---------   ----------   ----------
      Net interest income after provision for loan losses                         342,657    248,256    1,059,575      825,328

Noninterest income:
  Net loss on investment securities available for sale                                  -       -         (26,352)       -
  Other                                                                             3,301      4,008       13,575       11,968
                                                                               -----------  ---------   ----------   ----------
      Total noninterest income                                                      3,301      4,008      (12,777)      11,968

Noninterest expense:
  Compensation, payroll taxes, and fringe benefits                                259,929    145,682      757,897      409,232
  Occupancy and equipment                                                          12,287     12,429       33,979       33,824
  Federal and other insurance premiums                                            349,993     38,278      412,684      115,858
  Data processing fees                                                             12,662     13,599       41,577       42,557
  Advertising                                                                       3,618      3,589       15,511       12,979
  Professional fees                                                                26,177      8,175       94,962       18,525
  Other expenses                                                                   48,610     46,712      143,827      114,722
                                                                               -----------  ---------   ----------   ----------
      Total noninterest expense                                                   713,276    268,464    1,500,437      747,697
                                                                               -----------  ---------   ----------   ----------
      Income (loss) before income taxes                                          (367,318)   (16,200)    (453,639)      89,599

Income tax benefit (note 7)                                                      (124,200)      -         (78,400)       -
                                                                               -----------  ---------   ----------   ----------
      Net income (loss)                                                          (243,118)   (16,200)    (375,239)      89,599

Change in fair value of ESOP shares subject to put option (note 5)                     90       -         (53,640)       -
                                                                               -----------  ---------   ----------   ----------
      Net income (loss) available to common shareholders                       $ (243,028)   (16,200)    (428,879)      89,599
                                                                               ===========  =========   ==========   ==========
      Net loss available to common shareholders per share
         (note 8)                                                              $    (0.26)     (0.01)       (0.47)       (0.01)
                                                                               ===========  =========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Equity

                     Nine months ended September 30, 1996

                                  (Unaudited)

                                                                              Net unrealized        Deferred             Total
                                             Common          Retained         gains (losses)          Stock          Stockholders'
                                             Stock            Income          on securities          Awards             Equity
                                        ---------------   ---------------   -----------------     -------------   -----------------
Balance at December 31, 1995                $5,659,804       5,202,642             128,978              -               10,991,424

Net loss                                         -            (375,239)               -                 -                 (375,239)

Common stock of ESOP                            21,992            -                   -                 -                   21,992

Change in fair value of ESOP shares
  subject to put option                          -             (53,640)               -                 -                  (53,640)

Deferred stock awards                          422,027            -                   -              (422,027)               -

Amortization of deferred
  stock awards                                   -                -                   -                35,170               35,170

Net unrealized losses on securities              -                -               (290,031)             -                 (290,031)

Dividend paid ($1.00 per common
  share)                                      (910,451)           -                   -                 -                 (910,451)

Dividend paid ($.25 per common
  share)                                      (234,815)           -                   -                 -                 (234,815)
                                        ---------------   ---------------   -----------------     -------------   -----------------
Balance at September 30, 1996               $4,958,557       4,773,763            (161,053)          (386,857)           9,184,410
                                        ===============   ===============   =================     =============   =================

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                      1996                  1995
                                                                                 -------------         -------------
Cash flows from operating activities:
  Net income (loss)                                                               $  (375,239)               89,599
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses                                                         7,500                90,000
      Amortization, net                                                                 2,134               (73,750)
      Depreciation                                                                     11,914                 3,545
      Compensation expense on ESOP shares                                             234,758                   -
      Amortization expense on deferred stock awards                                    35,170                   -
      Net loss on securities available for sale                                        26,352                   -
      Deferred loan origination fees (costs), net                                      (8,650)               20,495
      Deferred income taxes                                                          (126,500)                  -
      Increase (decrease) in accrued interest receivable                               65,904               (12,796)
      Increase (decrease) in other assets                                             121,956              (181,649)
      Increase in other liabilities                                                   437,323                17,678
                                                                                 -------------         -------------

           Net cash provided by (used in) operating activities                        432,622               (46,878)
                                                                                 -------------         -------------

Cash flows from investing activities:
  Purchases of investment securities held to maturity                                (500,000)           (6,500,000)
  Proceeds from maturities and issuer calls of
    investment securities held to maturity                                          6,000,000             5,500,000
  Purchases of investment securities available for sale                            (3,980,357)                  -
  Proceeds from sale of investment securities available for sale                    2,464,532                   -
  Proceeds from maturities and issuer calls of investment securities
    available for sale                                                                500,000                   -
  Principal collected on mortgage-backed securities available for sale                106,243               145,581
  Net decrease (increase) in loans receivable                                      (2,248,551)            2,652,401
  Purchases of premises and equipment                                                  (1,016)                  -
                                                                                 -------------         -------------

           Net cash provided by investing activities                                2,340,851             1,797,982
                                                                                 -------------         -------------

Cash flows from financing activities:
  Dividends paid                                                                   (1,145,266)                  -
  Net decrease in deposits                                                         (1,934,017)           (2,302,379)
  Proceeds from issuance or no par common stock                                           -               8,974,132
  Purchase of common stock for ESOP                                                       -                (758,700)
                                                                                 -------------         -------------

           Net cash provided by (used in) financing activities                     (3,079,283)            5,913,053
                                                                                 -------------         -------------

           Net increase (decrease) in cash and cash equivalents                      (305,810)            7,664,157

Cash and cash equivalents at beginning of period                                    1,978,675             1,634,894
                                                                                 -------------         -------------

Cash and cash equivalents at end of period                                        $ 1,672,865             9,299,051
                                                                                 =============         =============

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                     1996                  1995
                                                                                 -------------         -------------

  Cash paid during the period for:
    Interest                                                                      $ 1,092,169           $ 1,924,596
                                                                                 =============         =============

    Income taxes                                                                       32,200                96,600
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

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  Formation of First Savings Financial Corp.
     ------------------------------------------

     In April, 1995, First Savings adopted a Plan of Holding Company Conversion whereby First Savings would convert from mutual to stock form, and concurrently become a wholly-owned subsidiary of First Savings Financial Corp., a newly formed holding company.

     On September 22, 1995, First Savings completed its conversion from a North
       Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and First Savings Financial Corp. issued and sold 948,386 shares of common stock (no par value) at $10 per share (the "Conversion"). Total proceeds of $9,483,860 were reduced by Conversion expenses of $509,728. First Savings Financial Corp. retained 50% of the net Conversion proceeds after deducting the proceeds of the loan to the First Savings Bank of Rockingham County, Inc., SSB Employee Stock Ownership Plan ("the ESOP") and paid the balance to First Savings in exchange for the common stock of First Savings issued in the Conversion.

     At the time of the Conversion, First Savings established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in First Savings after the Conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidating distribution in the amount of the then current adjusted subaccount balance for the deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by First Savings subsequent to the Conversion cannot be paid from this liquidation account.

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

     The Company also has authorized 5,000,000 shares of no par value preferred stock, none of which was issued and outstanding at September 30, 1996.

(3)  Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances in other financial institutions. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(4)  Allowance for Loan Losses
     -------------------------

     The following summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 1996 and 1995, respectively.


                                         Three months            Nine months
                                       ended September 30,    ended September 30,
                                      ---------------------  ---------------------
                                         1996        1995      1996      1995
                                      ----------  ---------  --------  --------
Balance at the beginning
 of the period                        $299,825      239,466  259,466   214,466
Provision for loan losses                    -       15,000    7,500    90,000
Charge offs                                  -            -        -   (60,000)
Recoveries                                   -            -   32,859         -
                                      --------      -------  -------   -------
Net recoveries
 (charge-offs)                                            -   32,859   (60,000)
                                      --------      -------  -------   -------
---------------------------
Balance at the end of the
 period                               $299,825      244,466  299,825   244,466
                                      ========      =======  =======   =======

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

     The Company has made a principal and interest payments totaling $379,181 in 1996, reducing the loan balance to $446,770 at September 30, 1996.

     The Company paid a dividend of $3.00 per common share in December 1995 and a dividend of $1.00 per common share in May 1996. The dividends of $227,610 and $75,870, respectively, paid on the shares held by the ESOP were used to reduce the loan and are not considered dividends for consolidated reporting purposes. Compensation expense of approximately $235,000 has been recognized for the nine months ended September 30, 1996 in connection with the release and allocation of shares to participants on June 30, 1996. At September 30, 1996, 28,808 shares have been released and allocated to participants and 6,447 shares are committed to be released in September 1997.

     The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not "publicly traded" as defined. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment has been recorded to retained earnings to reflect the earned ESOP shares at fair value as of September 30, 1996. The fair value of the unearned ESOP shares is $574,562 at September 30, 1996.

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

     The Board of Directors of the Company has also approved a Management
       Recognition Plan (the "MRP") for directors and employees. The MRP was approved by the stockholders at the annual meeting on April 18, 1996. Under the terms of the plan, 37,935 shares of common stock were awarded to directors and employees as of April 19, 1996. The shares awarded pursuant to the MRP have a vesting schedule which provides that 20% of the shares awarded will automatically vest on the first anniversary of the effective date of the establishment of the MRP and 20% will vest on each subsequent anniversary date, so the shares will be completely vested at the end of five years after the date of award. Compensation expense related to the MRP was $21,102 and $35,170 for the three and nine months ended September 30, 1996, respectively.

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

     During the years ended December 31, 1994 and 1993, First Savings incurred expenses totaling $85,997 and $72,031, respectively, related to the Acquisition Agreement which amounts were nondeductible for income tax purposes. On March 31, 1995, the Acquisition Agreement expired and such expenses became deductible for income tax purposes. As a result, taxable income was reduced to such a level that no income tax provision was necessary for the three and nine months ended September 30, 1995.

(8)  Loss per share
     --------------

     The Conversion discussed in note 2 was effective September 22, 1995.
       Accordingly, the loss per share for the three and nine months ended September 30, 1995 is comprised of net loss for the post-conversion period.


                                                              Three months ended         Nine months ended
                                                              September  30, 1996        September 30, 1996
                                                              -------------------        ------------------

 Net loss for the period ended September 30, 1996.                 $(243,118)                     (375,239)

     Less: Change in fair value of ESOP shares subject
           to put option                                                  90                       (53,640)
                                                                     -------                       -------
     Net loss available to common shareholders                     $(249,028)                     (428,879)
                                                                     =======                       =======
 Weighted average number of shares outstanding                       939,529                       919,357
                                                                     =======                       =======

 Loss per share                                                    $    (.26)                         (.47)
                                                                          ==                            ==

                                                              Three months ended         Nine months ended
                                                              September  30, 1996        September 30, 1996
                                                              -------------------        ------------------
 Net loss for the period from September
     22, 1995 to September 30, 1995                                $  (2,534)                       (2,534)
                                                                      ======                        ======

 Weighted average number of shares outstanding                       872,516                       872,516
                                                                     =======                       =======

 Loss per share                                                    $    (.01)                         (.01)
                                                                          ==                            ==


(9)  Dividends
     ---------

     The Company declared and paid a $1.00 per common share dividend in May
       1996, totaling $910,451 and declared a $.25 per common share dividend in August 1996, totaling $234,815, which was paid in September 1996. Such dividends were paid from common stock as a return of capital.

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

First Savings Financial Corp. and First Savings are collectively referred to as "the Company".


Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 1996 and 1995

Summary
-------

Net income (loss) for the nine months ended September 30, 1996 was ($375,239) as compared to $89,599 for the nine months ended September 30, 1995. The decrease in net income of $464,838 is due to a decrease in noninterest income of $24,745, an increase in compensation expense of $348,665, an increase in federal and other insurance premiums of $296,826, and an increase in professional fees of $76,437. Offsetting these effects was an increase in net interest income of $151,747, a decrease in the provision for loan losses of $82,500 and an income tax benefit of $78,400.


Net interest income
-------------------

Net interest income for the nine months ended September 30, 1996 was $1,067,075 an increase of $151,747 or 16.58% when compared to net interest income of $915,328 for the nine months ended September 30, 1995. The net yield on interest-earning assets for the nine months ended September 30, 1996 was 2.54% compared to 2.29% in 1995.

Total interest income increased to $2,923,003 for the nine months ended September 30, 1996 from $2,828,313 for the comparable period in 1995. The increase in interest income is principally due to an increase in both the average volume and the average rate earned on investment securities. For the nine months ended September 30, 1996, the average balance of investment securities was $22,696,000 compared to $18,089,000 for the same period in 1995. This increase was due to the Company investing net conversion proceeds in investment securities in the fourth quarter of 1995. The average rate earned on investment securities for the nine months ended September 30, 1996 was 5.99% compared to 5.57% for the same period in 1995. This increase is attributable to the Company maintaining an investment portfolio with relatively short maturities, which benefited the Company as interest rates increased during 1996.

The increase in investment interest income was partially offset by a decrease in loan interest income to $1,796,966 for the nine months ended September 30, 1996 from $1,888,048 for the same period in 1995. This decrease is primarily due to a reduction in the average rate earned on loans of 23 basis points from 7.92% for the nine months ended September 30, 1995 to 7.69% for the nine months ended September 30, 1996. The average volume of loans decreased $624,000 during the same period. The Company attributes this change to an overall lack of loan demand in its primary market area, a trend which could continue in the future.

Total interest expense decreased $57,057 or 2.98% to $1,855,928 for the nine months ended September 30, 1996 from $1,912,985 for the comparable period in 1995. This decrease in interest expense is due to a decrease in the average volume of certificate of deposit accounts of $1.5 million. This decrease was partially offset by an increase in the average rates paid on certificates of deposit accounts. The average rate paid on certificates of deposit accounts increased 14 basis points to 5.63% in 1996 from 5.49% in 1995. Both the increase in the average rate and the decrease in the average volume is primarily due to competitive pressures in the marketplace.

Provision for loan losses
-------------------------

During the nine months ended September 30, 1996, First Savings recorded a provision for loan losses of $7,500, compared to $90,000 for the same period in 1995. During the nine months ended September 30, 1995, First Savings had a $60,000 charge-off and no recoveries as compared to no charge-offs and a $32,859 recovery during the same period in 1996. The 1996 recovery related to the 1995 charge-off. Nonperforming loans, which consists of loans not accruing interest and accruing loans 90 days or more past due, as a percentage of total loans were
 .07% and .38% at September 30, 1996 and 1995, respectively. First Savings was increasing its provision for loan losses during the first quarter of 1995 mainly due to management's recognition of the increased credit risk in the loan portfolio as a result of the anticipated closing of the American Tobacco Company ("ATC") plant in Reidsville in 1996. However, during 1996, it was announced that, due to federal trade regulations, ATC may not close the Reidsville plant or another tobacco company may purchase and continue to operate that plant. No assurance can be given that future increases in the allowance will not be necessary as a result of another change in the status of this plant's ongoing operation. The possible impact of the plant's potential closing, or other change in status, on First Savings' loan portfolio and the local economy is not known at this time.

Noninterest income
------------------

Noninterest income decreased to ($12,777) for the nine months ended September 30, 1996 from $11,968 for the same period in 1995. The decrease is due to a $26,352 net loss on the sale of investment securities available for sale.


Noninterest expense
-------------------

Noninterest expense increased to $1,500,437 for the nine months ended September 30, 1996 from $747,697 for the same period in 1995. The largest component of noninterest expense for the nine months ended September 30, 1996 and 1995 was compensation expense, which totaled $757,897 in 1996, compared to $409,232 in 1995. This increase was mainly attributable to approximately $235,000 in compensation expense relating to the fair value of the earned ESOP shares which were released and allocated to participants on June 30,1996. The Company also had approximately $85,000 increase in compensation expense associated with the directors' deferred compensation plans due to a plan amendment and some accelerated expense due to the death of one director.

Noninterest expense also included a one time cost of approximately $316,000 pertaining to a special assessment by the FDIC on all Savings Association Insurance Fund ("SAIF") insured financial institutions to recapitalize the SAIF. Federal and other insurance premiums increased $296,826 to $412,684 as a result of this special assessment.

Professional fees increased approximately $76,000 due to increased legal and accounting fees, resulting from increased reporting and filing requirements associated with a stock institution as compared to a mutual institution.

As noted above, the increase in compensation expense in 1996 was principally related to the ESOP shares released and allocated to participants on June 30,1996. Of the 75,870 total ESOP shares, 28,808 shares were released and allocated on June 30,1996. At September 30, 1996, 6,447 shares are committed to be released in September 1997. The fair value of the pro-rata number of those shares earned during the nine months ended September 30, 1996, 159 shares, has been expensed in the nine months ended September 30, 1996. The remaining 6,288 shares committed to be released in September 1997, with a fair value of approximately $76,500 at September 30, 1996, will be expensed over the last three months of 1996 and the first nine months of 1997.

Income taxes
------------

Income tax benefit for the nine months ended September 30, 1996 was $78,400 as compared to no income tax benefit or expense for the same period in 1995. There was no income tax expense in 1995 primarily due to the permitted deduction of approximately $132,000 during the first quarter of 1995 of all merger/conversion expenses incurred during 1994 and 1993 due to the termination of a merger/conversion agreement with Bancshares during the first quarter of 1995. Income tax expense for 1996 was impacted by the nondeductibility of a significant portion of the expense related to the ESOP during the first six months. (See note 7 to the consolidated financial statements.) This was somewhat offset by the payment of the SAIF assessment in the third quarter of 1996, resulting in an income tax benefit for the nine months ended September 30, 1996.


Comparison of the Results of Operations for the Three Month Periods Ended September 30, 1996 and 1995

Summary
-------
Net loss for the three months ended September 30, 1996 was $243,118 as compared to $16,200 for the three months ended September 30, 1995. The decrease in net income of $226,918 is due to an increase in compensation expense of $114,247 and an increase in federal and other insurance premiums of $311,715. Offsetting these effects was an increase in net interest income of $79,401, a decrease in the provision for loan losses of $15,000 and an income tax benefit of $124,200.

Net interest income
-------------------

Net interest income for the three months ended September 30, 1996 was $342,657 an increase of $79,401 or 30.16% when compared to net interest income of $263,256 for the three months ended September 30, 1995. The net yield on interest-earning assets for the three months ended September 30, 1996 was 2.50% compared to 1.96% in 1995.

Total interest income decreased $5,311 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, principally due to a decrease in the average rate earned on loans of 50 basis points. Total interest expense decreased $84,712 for the three months ended September 30, 1996 as compared to the same period in 1995, due to a decrease in the average volume of certificates of deposit accounts of $2.1 million.

Provision for loan losses
-------------------------

During the three months ended September 30, 1996, First Savings did not record a provision for loan losses compared to a $15,000 provision for loan losses for the same period in 1995. During the three months ended September 30, 1996 and 1995, First Savings had no charge-offs and no recoveries.

Noninterest expense
-------------------

Noninterest expense increased $444,812 to $713,276 for the three months ended September 30, 1996 from $268,464 for the same period in 1995. This increase was mainly attributable to a one time cost of approximately $316,000 pertaining to a special assessment by the FDIC on all SAIF insured financial institutions to
recapitalize the SAIF.   The Company also had approximately $85,000 increase in
compensation expense associated with the directors' deferred compensation plans due to a plan amendment and some accelerated expense due to the death of one director.

Income taxes
------------

Income tax benefit for the three months ended September 30, 1996 was $124,200 as compared to no income tax expense for the same period in 1995. There was no income tax expense or benefit in 1995 due to the permitted deduction of approximately $132,000 during the first quarter of 1995 of all merger/conversion expenses incurred during 1994 and 1993 due to the termination of the merger/conversion agreement with Bancshares during the first quarter of 1995.



Comparison of Financial Condition at September 30, 1996 and December 31, 1995

Total assets decreased by $3.2 million or 5.4% from $59.1 million at December 31, 1995 to $55.8 million at September 30, 1996.


Loans receivable increased slightly from $30.2 million at December 31, 1995 to $32.5 million at September 30, 1996. First Savings' ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand and competitive pressures in its primary lending market.

Deposits decreased $1.9 million or 4.09% to $45.3 million at September 30, 1996 from $47.2 million at December 31, 1995.

Stockholders' equity decreased from $11.0 million at December 31, 1995 to $9.1 million at September 30, 1996, with the decrease due to a net unrealized loss on securities of $161,053 at September 30, 1996 as compared to a net unrealized gain on securities of $128,978 at December 31, 1995 and $375,239 in net loss for the nine months ended September 30, 1996. In May 1996, the Company declared and paid a dividend of $1.00 per common share and in August the Company declared a dividend of $.25 per common share, which was paid in September 1996. Such dividends were paid from common stock as a return of capital and also contributed to the decrease in stockholders' equity.

The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not publicly traded as defined in the ESOP. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and the related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment has been recorded to retained earnings to reflect the earned ESOP shares at fair value as of September 30, 1996.


Asset Quality

Asset quality of First Savings remained strong during the first nine months of 1996 and throughout 1995, with nonperforming assets at .07% and .16% at September 30, 1996 and December 31, 1995, respectively, of total assets. Nonperforming assets, which consists of loans not accruing interest and accruing loans 90 days or more past due, were $24,000 and $93,000 at September 30, 1996 and December 31, 1995, respectively. There was no real estate owned at September 30, 1996 or December 31, 1995.


Management is currently unaware of any significant potential problem loans or any other concentrations of credit risk which exist in the portfolio. At September 30, 1996 and December 31, 1995, there were no loans considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".

Regulatory Matters

As noted above, on September 30, 1996, there was a one time special assessment by the FDIC on all SAIF insured financial institutions to recapitalize the SAIF. The SAIF recapitalization legislation has been contemplated for several months and will reduce future FDIC deposit insurance premiums. Such premiums will be reduced from 23 cents per $100 of deposits to 6.4 cents per $100 deposits beginning in January 1997. This would reduce the Company's deposit insurance premiums to approximately $29,000 annually at current deposit levels as compared to approximately $112,000 paid in the year ended December 31, 1995.

Management is not presently aware of any current recommendation to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.


Liquidity

First Savings' primary sources of internally generated funds are principal repayments and payoffs of loans receivable, cash flow generated from operations, repayments from mortgage-backed securities, maturing investments and increases in deposits. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta.


As a North Carolina-chartered savings bank, First Savings must maintain liquid assets equal to at least 10% of total assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with a readily marketable value, including investments with maturities in excess of five years. First Savings' liquidity ratio at September 30, 1996, as computed under North Carolina regulations, was approximately 40%.

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


Capital Resources

As a North Carolina-chartered savings bank, First Savings is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires state-chartered savings banks, including First Savings, to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires First Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1996, First Savings was in compliance with the capital requirements of both the FDIC and the Administrator.


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

In August 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 if effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company plans to adopt this statement on January 1, 1997 without any impact on its consolidated financial statements.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

There has been no submission of matters to a vote of shareholders during the quarter ended September 30, 1996.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit (27) Financial Data Schedule

(b)  Reports on Form 8-K

       None.

                                  SIGNATURES
                                  ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST SAVINGS FINANCIAL CORP.
                                  -----------------------------
                                          (Registrant)



Date:   November 13, 1996           By:  /s/David S. Kemp
        -----------------               ------------------------
                                        David S. Kemp
                                        (President)



Date:   November 13, 1996           By:  /s/Cynthia F. Teague
        -----------------               ------------------------
                                        Cynthia F. Teague
                                        (Vice President and principal
                                        financial officer)