Form 10KSB
period 1996-12-31
FIRST SAVINGS FINANCIAL CORP
filed 1997-03-28
CIK 946347

________________________________________________________________________________
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM _______________________ to ___________


COMMISSION FILE NUMBER     0-26730
                       ---------------------------------------------------------

                         FIRST SAVINGS FINANCIAL CORP.
                 (Name of small business issuer in its charter)


             NORTH CAROLINA                              56-1928110
      ------------------------------                     ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

501 SOUTH MAIN STREET, POST OFFICE BOX 1885
      REIDSVILLE, NORTH CAROLINA                                 27323-1885
---------------------------------------------                    ----------
 (Address of principal executive offices)                        (Zip Code)


                                (910) 342-4251
                        ------------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                   ------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No  _____
     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.            [X]

State issuer's revenues for its most recent fiscal year   $3,842,910
                                                         ------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $7,182,208 (based on the price at which the stock was sold on February 21, 1997 of $11.00 per share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


      COMMON STOCK, NO PAR VALUE                           986,321
      ----------------------------              ------------------------------
              (Class)                           (Outstanding at March 1, 1997)


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"), are incorporated by reference into Part I and
Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 16, 1997 (the "Proxy Statement"), are incorporated by reference into Part III.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes  _____  No  X
                                                                           ---
________________________________________________________________________________

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Prior to September 22, 1995, First Savings Bank of Rockingham County, Inc., SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On September 22, 1995, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by First Savings Financial Corp., a North Carolina corporation (the "Company") which was organized to become the Bank's holding company. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a savings bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 501 South Main Street, Reidsville, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal sources of income are earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

     The Bank was chartered by the State of North Carolina as Rockingham Building and Loan Association in 1915. It has been a member of the Federal Home Loan Bank ("FHLB") since 1933 and its accounts have been federally insured up to allowable limits since 1938. In 1940, the institution converted to a federal savings and loan association charter and changed its name to First Federal Savings and Loan Association of Reidsville. In 1990, First Federal converted to a federal savings bank charter and changed its name to First Federal Savings Bank of Reidsville. In 1992, First Federal converted to a North Carolina savings bank charter and changed its name to First Savings Bank of Rockingham County, S.S.B.

     The Bank is primarily engaged in soliciting deposit accounts from the general public, making mortgage loans to finance the acquisition and construction of residential dwellings and making limited types of consumer loans. The Bank conducts its business through its office at 501 South Main Street, Reidsville, North Carolina.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

     The business of the Company parallels that of the Bank and is discussed hereafter interchangeably.

PRIMARY MARKET AREA

     The Bank's primary market area includes Rockingham County, North Carolina. This market area is located approximately 20 miles north of Greensboro, North Carolina and 20 miles south of Danville, Virginia. Employment is spread among manufacturing, agriculture and other non-manufacturing activities. Tobacco is the primary crop produced in the Bank's market area and the Rockingham County economy has been closely tied to the tobacco industry in the past. Major employers in Rockingham County include Reynolds Aluminum Company (beer can manufacturer), Miller Brewery (beer brewery), Sara Lee Knit Products (apparel manufacturer), Pluma, Inc. (apparel manufacturer), Burlington Industries (textile manufacturer), Fieldcrest Mills (textile manufacturer), and Unifi, Inc. (textile manufacturer). Consistent with the Bank's emphasis on being a community-oriented financial institution, management estimates that, as of December 31, 1996, the vast majority of the Bank's deposits were held by customers in its primary market area.

     The Rockingham County economy, because it is manufacturing dependent, is more susceptible to economic downturns than more diversified markets.
Rockingham County's unemployment rates for several years have been higher than the state average, with unemployment rates of 7.4%, 7.1%, 6.7%, 7.1% and 4.6% for 1991, 1992, 1993, 1994 and 1995, respectively, as compared to statewide unemployment rates of 5.5%, 5.9%, 6.3%, 4.4% and 4.3% for 1991, 1992, 1993, 1994
and 1995, respectively.

     In recent periods, Reidsville and Rockingham County have experienced declining populations. This decline in population is predicted to continue into the year 2000 and beyond. However, several new small and medium sized manufacturing and wholesale/retail businesses have moved, or have announced plans to move, to the Bank's market area in the last 24 months.

     The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Such competition could serve as an impediment to the Bank's attempts to diversify its loan portfolio, expand its revenue base, and increase its net interest rate spread. In addition, any decline in real estate values in the Bank's market area could result in an increase in nonperforming assets, could hamper disposition of nonperforming assets and could result in losses upon disposition.

     Based upon comparative data as of June 30, 1996, the Bank had approximately 4.94% of the deposits in Rockingham County.

LENDING ACTIVITIES

     GENERAL. The principal lending activity of the Bank historically has been the origination of conventional first mortgage single family residential loans concentrated in its primary market area. The Bank also makes loans on two-to-four family dwelling units, multiple family dwelling units, non-residential property and unimproved real estate. The Bank also makes some consumer loans, all of which are secured by certificates of deposit. In addition, the Bank makes commercial loans, all of which are personally guaranteed and secured by real estate. The Bank also offers equity lines of credit, all of which are secured by a primary residence.

     The Bank's net loan portfolio totaled approximately $32.8 million on December 31, 1996, or 61.6% of its total assets. On that date, approximately $30.6 million or 93.4% of loans outstanding consisted of loans secured by mortgages on one-to-four family residential properties, $1.7 million or 5.1% were loans secured by multifamily residential properties, approximately $1.1 million or 3.3% of loans were secured by non-residential real estate, approximately $609,000 or 1.9% of loans were secured by undeveloped land, and approximately $63,000 or 0.2% were loans secured by savings accounts or certificates of deposit.

     The Bank's present lending policies are structured to increase the match of rate sensitive assets to rate sensitive liabilities. This policy is being carried out in residential lending by emphasizing shorter terms on fixed-rate loans and adjustable-rate mortgage loans; however, the Bank has found that fixed-rate loan products are usually more attractive to customers in its market area, particularly during periods of lower interest rates. The Bank generally underwrites such loans according to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Under certain circumstances, the Bank may waive, in order to remain competitive with larger mortgage lenders in its area, survey requirements on real estate secured loans with terms of 15 years or less. Also, the Bank does not routinely require title insurance on its mortgage loans. Instead, the Bank obtains an attorney's opinion of title.

     ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated. Percentages in the table represent percentages of net total loans.

                                                             At December 31,
                                                   ------------------------------------
                                                         1996                1995
                                                   -----------------  -----------------
                                                              % of               % of
                                                    Amount    Total    Amount    Total
                                                   --------  -------  --------  -------
                                                         (Dollars in Thousands)
Type of loan:
  Real estate loans:
     First mortgage loans on existing property...   $32,896  100.32%   $30,124   99.68%
     Construction loans..........................     1,093    3.33%       932    3.08%
                                                    -------  ------    -------  ------
        Total real estate loans..................    33,989  103.65%    31,056  102.76%
                                                    -------  ------    -------  ------

  Non-real estate loans:
     Consumer loans (1)..........................        63    0.19%        79    0.26%
     Commercial loans............................                            -       -
                                                    -------  ------    -------  ------
        Total non-real estate loans..............        63    0.19%        79    0.26%
                                                    -------  ------    -------  ------
        Total loans, gross.......................    34,052  103.84%    31,135  103.02%

Less:
  Loans in process...............................       882    2.69%       518    1.71%
  Allowance for possible loan losses.............       300    0.91%       259    0.86%
  Deferred loan fees.............................        80    0.24%       135    0.45%
                                                    -------  ------    -------  ------
        Total loans, net.........................   $32,790  100.00%   $30,223  100.00%
                                                    =======  ======    =======  ======

Type of security:
  Real estate loans:
     First mortgage loans on 1-4 dwelling units..   $30,616   93.37%   $26,453   87.53%
     Loans on 5 or more dwelling units...........     1,678    5.12%     1,263    4.18%
     Loans on nonresidential property............     1,086    3.31%     2,655    8.78%
     Land........................................       609    1.85%       685    2.27%
                                                    -------  ------    -------  ------
        Total real estate loans..................    33,989  103.65%    31,056  102.76%
                                                    -------  ------    -------  ------
  Non-real estate loans:
     Deposit account loans.......................        63    0.19%        79    0.26%
                                                    -------  ------    -------  ------
        Total non-real estate loans..............        63    0.19%        79    0.26%
                                                    -------  ------    -------  ------
        Total loans, gross.......................    34,052  103.84%    31,135  103.02%

Less:
  Loans in process...............................       882    2.69%       518    1.71%
  Allowance for possible loan losses.............       300    0.91%       259    0.86%
  Deferred loan fees.............................        80    0.24%       135    0.45%
                                                    -------  ------    -------  ------
        Total loans, net.........................   $32,790  100.00%   $30,223  100.00%
                                                    =======  ======    =======  ======

_______________________
(1) Comprised entirely of loans secured by deposit accounts.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at the periods indicated regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on the contractual maturity or repricing. Demand loans, having no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Construction loans are reported net of loans in process.

                                                  At December 31, 1996
                              ------------------------------------------------------------
                                1997    1998   1999   2000-2004   2005-thereafter  Total
                              --------  -----  -----  ----------  ---------------  -------
                                                 (Dollars in Thousands)
Residential and commercial
  real estate loans..........    $ 307  $ 121  $ 442  $    1,623  $30,403          $32,896

Construction loans...........      211     --     --          --       --              211

Other loans..................       56      7     --          --       --               63
                                 -----  -----  -----  ----------  -------          -------
Total........................    $ 574  $ 128  $ 442  $    1,623  $30,403          $33,170
                                 =====  =====  =====  ==========  =======          =======

     REAL ESTATE LOANS. The primary lending activity of the Bank has been the origination of conventional real estate loans. Of these loans, the substantial majority are residential real estate loans secured by one-to-four family dwelling units. The Bank's real estate loan portfolio also includes a small amount of loans on multi-family dwelling units, non-residential real estate and unimproved land. At December 31, 1996, the Bank had approximately $32.3 million in net outstanding loans secured by residential real estate and $1.7 million in net outstanding loans secured by non-residential real estate.

     The Bank's lending policies limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 95% of the lesser of the appraised value or purchase price. With limited exceptions, all such loans with a loan-to-value ratio in excess of 80% require private mortgage insurance. The Bank also is limited by regulation in the amount that it can lend to any one borrower. See "Regulation of the Bank --Loans-To-One-Borrower."

     The Bank makes both fixed rate and adjustable rate mortgage loans secured by one-to-four family residential real estate. At December 31, 1996, approximately $28.3 million or 92.5% of the Bank's one-to-four family residential real estate loans had fixed rates, and only approximately $2.3 million or 7.5% of the Bank's one-to-four family residential real estate loans had adjustable rates. Fixed rate loans generally have terms of 15 years or less. Adjustable rate loans have terms of up to 30 years. The Bank's experience indicates that such loans remain outstanding for periods significantly shorter than their contractual terms. The Bank estimates that its 15-year loans generally remain outstanding for approximately seven years and its 30-year loans generally remain outstanding for approximately 14 years.
Borrowers may refinance or prepay loans at their option, without the imposition of any prepayment penalty.

     The retention of adjustable rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans.
It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

     While the Bank has emphasized its adjustable rate products in the past, it has found that fixed rate products are more attractive to single-family residential loan customers in its market area. The Bank holds its loans in its portfolio.

     All mortgage interest rates are reviewed weekly and changed according to market conditions. Rates may be locked in for 60 days at the time of the application or may float. The rates on adjustable rate mortgage loans now being originated by the Bank change based upon the Treasury securities index adjusted to a constant maturity of one year. The applicable index for these types of loans generally adjusts on an annual basis. Most of such loans have annual and lifetime adjustment limitations on rate increases.

     The Bank offers equity lines of credit up to 80% of the appraised value of the primary residence. The maximum term is for 15 years with a monthly minimum payment of 1.5% of the outstanding balance or $100, whichever is greater. Rates on equity lines are variable rates of interest tied to the Wall Street Journal Prime Rate.

     At December 31, 1996, the Bank had approximately $1.7 million in outstanding loans secured by multi-family residential real estate, comprising approximately 5.1% of its loan portfolio as of that date, and approximately $1.1 million in outstanding commercial real estate loans, comprising approximately 3.3% of its net loan portfolio as of that date. Substantially all of the Bank's loans secured by commercial real estate and multi-family residential real estate have fixed rates. Such loans are typically made to a maximum of 75% of the lesser of the purchase price or appraised value of the property for a maximum term of 30 years with a call provision after seven years. The interest rates on such loans vary and are set by the Board of Directors and the Loan Committee. Most of the commercial real estate loans are secured by office, retail, other commercial real estate, and church properties.

     Commercial real estate lending entails significant additional risks compared with one-to-four family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In addition, church loans may be dependent on the congregation's voluntary contributions, which may be affected by local employment levels and other factors. To minimize the effects of these risks, the Bank generally limits commercial real estate lending to its market area and to borrowers with which management has substantial experience or who are otherwise well known to management. It is the Bank's practice to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the Bank reviews the individual's personal financial statements, credit reports, tax returns and other financial information. At December 31, 1996, the Bank's loans in excess of $300,000 included one loan with an outstanding principal balance of $351,056 and secured by a 20-unit apartment building located in Reidsville and one loan with an outstanding principal balance of $409,336 secured by unimproved land located in Eden, North Carolina.

     The Bank will lend up to 65% of the lesser of the purchase price or appraised value of unimproved land for a maximum term of 15 years. The interest rate for unimproved land loans generally will be .5% to 1% above the current residential owner occupied rate.

     OTHER LOANS. The Bank also makes loans secured by certificates of deposit. At December 31, 1996, the Bank had approximately $63,000 in such loans. The interest rates on these loans is 3% above the interest rate being paid on the certificate of deposit serving as collateral, and the maximum amounts of these loans is 90% of the related deposit accounts. The Bank does not make any other type of non-real estate secured loans and does not make unsecured loans.

     CONSTRUCTION LOANS. At December 31, 1996, the Bank had approximately $1,093,000 in outstanding construction loans. Most of these loans are construction-permanent loans which provide for the payment of interest only during the period of construction and then convert to a permanent loan requiring monthly payments of principal and interest. These loans are made on both fixed and adjustable rate terms and have a maximum loan-to-value ratio of 95% of the lower of the appraised value or the sum of the cost of construction plus the value of the land. In most cases, such loans with a loan-to-value ratio in excess of 80% require private mortgage insurance.

     Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by improved occupied real estate. These risks may be magnified when the construction loan is made to an individual who is neither a builder nor a general contractor. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has a value insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. The Bank investigates the character, expertise and financial standing of the borrower and determines the borrower's capacity to successfully complete the project.

     LOAN SOLICITATION, PROCESSING AND UNDERWRITING. Loan originations come from a mixture of walk-in customers, real estate brokers, builders, depositors, loan customers and direct solicitation by the Bank's loan officer.

     During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the Chief Executive Officer or loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank requires appraisals on all real estate loans. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant. The Chief Executive Officer together with the loan officer can approve loans not exceeding $100,000. All mortgage loans in excess of $100,000 but not exceeding $200,000 are approved by the Loan Committee of the Bank which is composed of Messrs. Hooper, Brady and Kemp. Approval by the full Board of Directors is required for mortgage loans of more than $200,000. All loans to affiliated persons are approved by a disinterested majority of the Board of Directors. All approved loans are reviewed and ratified by the Board of Directors during the monthly Board meeting. Hazard insurance is required for all residential real estate mortgage loans, equity lines of credit and commercial real estate loans. No hazard insurance is required for loans secured by unimproved land. Flood insurance is required if property securing the loans is in a designated flood zone. With certain limited exceptions, title insurance is not required on mortgage loans but the Bank does obtain an attorney's opinion of title on all such loans. In most cases, residential real estate loans and construction loans in which the loan-to-value ratio exceeds 80% require private mortgage insurance.

     LOAN ORIGINATION, PURCHASES AND SALES. The Bank's loans generally are secured by property in its market area. With certain limited exceptions, residential mortgage loans are not underwritten according to FNMA and FHLMC guidelines and the Bank has not sold any whole loans. During the years ended December 31, 1996 and 1995, the Bank's loan originations totaled $9.0 million and $2.2 million, respectively.

     LOAN COMMITMENTS. The Bank is obligated to make advances under construction loans and home equity lines of credit. It issues commitments with respect to interest rates for up to 60 days. As of December 31, 1996, the Bank had no permanent loan commitments and unused home equity lines of credit were $1 million.

     INTEREST RATES, TERMS, POINTS AND FEES. Interest rates and fees charged on the Bank's loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and the Bank's cost of funds. These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters.

     In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for prepayments of commercial real estate loans, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional principal or interest is doubtful. The purposes of this review policy are to define the risk of collectibility of the Bank's loans, to identify problem assets, to assure that valuation allowances are adequate, to measure compliance with established polices and procedures and to provide management and the Board of Directors with information necessary to evaluate and collect on the Bank's assets. In most cases, a late charge is assessed once the loan is more than 15 days delinquent. When a loan is delinquent, the borrower will be contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower by mail and in person. Generally, if a loan continues in a delinquent status for 60 days or more, the Bank will initiate foreclosure proceedings.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of its fair value, less estimated costs to sell, or the outstanding balance of the loan. Any required write-down of the loan to its fair market value is charged to the allowance for loan losses. As of December 1996, the Bank had no property classified as real estate owned.

     The following table sets forth information with respect to the Bank's non-performing assets identified by the Bank, at the dates indicated.

                                                           At December 31,
                                                      ------------------------
                                                          1996         1995
                                                      ------------  ----------
                                                      (Dollars in Thousands)
     Loans not accruing interest....................     $  26          $  93
     Accruing loans 90 days or more past due........         -              -
                                                         -----          -----
          Total non-performing loans................        26             93
     Real estate owned..............................         -              -
                                                         -----          -----
          Total non-performing assets...............     $  26          $  93
                                                         =====          =====
     Non-performing assets to total assets..........       .05%           .16%
                                                         =====          =====

     Applicable regulations require each savings institution to classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to involve a distinct possibility that the savings institution could sustain some loss if deficiencies associated with the loan, including inadequate documentation, are not corrected. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as a loss if it is considered uncollectible, even if partial recovery could be expected in the future. The regulations also provide for a special mention classification, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish some percentage as general allowances for possible loan losses. If an asset or portion thereof is classified loss, the savings institution must either establish specific allowances for possible loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with the savings institution's classification and amounts reserved. As of December 31, 1996, the Bank had $313,991 in assets classified as substandard and no assets classified as doubtful or loss. The Bank had no assets in the special mention classification as of December 31, 1996.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the fair value of the collateral for the loans.

     Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under SFAS No. 114, the allowance for loan losses relating to loans that are determined to be impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Bank previously measured loan impairment in a method generally comparable to the methods prescribed in SFAS No. 114. Accordingly, no additional provisions for loan losses were required as a result of adopting this accounting standard. At December 31, 1996 and 1995, there were no loans considered impaired under SFAS No. 114.

     Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments of information available to them at the time of their examination. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset Quality."

     During the first quarter of 1995, the Bank was increasing its provision for loan losses mainly due to management's recognition of the increased credit risk in the loan portfolio as a result of the anticipated closing of the American Tobacco Company ("ATC") plant in Reidsville in 1996. However, during 1996, the Reidsville plant was purchased by another tobacco company. The new owner is continuing to operate the plant with a reduced work force. At December 31, 1996, the Bank had loans to ATC employees and former employees totaling $2.1 million or 6.5% of total loans. Further changes in the status of this plant's ongoing operation may require additional increases in the allowance in the future. The full impact of the change in the plant's status on the Bank's loan portfolio and the local economy is not known at this time.

     The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.

                                                                               Year ended December 31,
                                                                              -------------------------
                                                                                  1996          1995
                                                                              -------------  ----------
                                                                               (Dollars in Thousands)
Balance, beginning of period..................................................   $     259     $   214
Provision for loan losses.....................................................           8         105
Charge-offs -- Real estate mortgage...........................................           -          60
Recoveries....................................................................          33           -
                                                                                 ---------     -------
Balance, end of period........................................................   $     300     $   259
                                                                                 =========     =======
Ratio of net charge-offs to average loans outstanding during the period.......           -         .19%
                                                                                 =========     =======
Ratio of allowance for loan losses to total loans at the end of the period....         .91%        .85%
                                                                                 =========     =======
Ratio of allowance for loan losses to total nonperforming loans at the
  end of the period...........................................................    1,153.85%     278.49%
                                                                                 =========     =======

INVESTMENTS AND MORTGAGE-BACKED SECURITIES ACTIVITIES

     Interest income from interest-bearing deposits in other financial institutions and investment and mortgage-backed securities generally provides the second largest source of income to the Bank after interest on loans. At December 31, 1996, the Bank's interest-bearing deposits in other financial institutions and investment and mortgage-backed securities portfolio was approximately $19.1 million and consisted primarily of interest-bearing balances in other financial institutions, U.S. government and agency obligations, municipal bonds, FHLMC certificates and stock in the FHLB of Atlanta. The Bank's investment policy prohibits the use of derivatives or other complex securities or the use of the investment portfolio for speculative purposes.

     The Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), as of January 1, 1994. Prior to its adoption, investment and mortgage-backed securities were carried at amortized cost and were not adjusted to the lower of cost or market because management intended to hold such investments to maturity and were not aware of any conditions which would impair its ability to do so. Upon adoption of SFAS No. 115, the Bank carries its securities at fair value or amortized cost depending on the classification of such securities. Debt securities that the Bank has a positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in either of the preceding categories are classified as "available for sale" and reported at fair value with unrealized gains and losses, net of related tax effects, reported as a separate component of equity.

     Gain or loss on sale of securities is recognized when realized and is based on the specific-identification method. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using a method which approximates the interest method.

     In November 1995, the Financial Accounting Standards Board (the "FASB") issued an implementation guide for SFAS No. 115. The FASB stated that the transition provisions included in the guide permit a one-time opportunity for companies to reconsider their ability and intent to hold the securities accounted for under SFAS No. 115 to maturity and allow entities to transfer securities from the held to maturity category without tainting their remaining held to maturity securities. The FASB emphasized that this would be a one-time event and that any transfers from the held to maturity category to the available for sale category under this provision must be made by December 31, 1995. On December 14, 1995, the Bank transferred $12,146,775 from the investment securities held to maturity category to the investment securities available for sale category and transferred

$1,525,227 from the mortgage-backed securities held to maturity category to the mortgage-backed securities available for sale category as allowed under the provisions of the implementation guide. On the date of the transfer, those securities were recorded as available for sale securities at their current fair value, which resulted in the recognition of an unrealized gain of $208,065 being recorded, net of the related tax effect of $70,042, as an addition to stockholders' equity.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1996, the Bank's investment in stock of the FHLB of Atlanta was $413,000. See Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets (10% of assets) which may be invested in specified short-term securities. The Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of the Bank under policies established by the Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

     The following tables set forth certain information regarding the Bank's investment and mortgage-backed securities portfolio, as well as other interest-earning assets at the dates indicated.

                                                     At December 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
                                                  (Dollars in Thousands)
     HELD TO MATURITY:
     U.S. Government securities:
        U.S. Treasury securities due:
           Within 12 months.......................   $   500     $ 8,007
           Beyond 12 months but within 5 years....       500         500
                                                     -------     -------
                                                       1,000       8,507

     AVAILABLE FOR SALE:
     U.S. Government securities:
        U.S. Treasury securities due:
           Within 12 months.......................     2,503      15,302
           Beyond 12 months but within 5 years....    13,453         509
           Beyond 5 years but within 10 years.....       493           -
                                                     -------     -------
                                                      16,449      15,811

     Municipal securities due after 5 years.......       108         108
     Mortgage-backed securities...................       599         710

     INTEREST-BEARING BALANCES IN OTHER BANKS.....       561       1,088
     FHLB STOCK...................................       413         413
                                                     -------     -------
                                                     $19,130     $26,637
                                                     =======     =======

                                                             At December 31, 1996
                       ----------------------------------------------------------------------------------------------------
                                                  After One Year
                         One Year or Less       Through Five Years            After Five Years               Total
                       ---------------------   ---------------------       ------------------------   ---------------------
                                   Weighted                Weighted                       Weighted                Weighted
                        Carrying    Average    Carrying     Average        Carrying        Average    Carrying     Average
                         Value     Yield (1)     Value     Yield (1)        Value         Yield (1)     Value     Yield (1)
                       ---------   ---------   --------    ---------       --------       ---------   --------    ---------
HELD TO MATURITY:

  U.S. Treasury
     securities......  $  500,000      6.50%  $   500,351      5.50%                -            -   $ 1,000,351       6.00%

AVAILABLE FOR SALE:

  U.S. Treasury
     securities......   2,503,235      6.07%   13,452,931      6.14%       $  492,540         6.45%   16,448,706       6.14%

   Municipal
     securities......           -         -             -         -           108,309         6.30%      108,309       6.30%

   Mortgage-backed
     securities......     298,281      7.00%      301,065      5.50%                -            -       599,346       6.25%

INTEREST-BEARING
  BALANCES IN OTHER
  BANKS..............     561,269      6.70%            -         -                 -            -       561,269       6.70%

FHLB STOCK...........           -         -             -         -           412,800         7.25%      412,800       7.25%
                       ----------      ----   -----------      ----        ----------         ----   -----------       ----
     TOTAL...........  $3,862,785      6.29%  $14,254,347      6.10%       $1,013,649         6.76%  $19,130,781       6.18%
                       ==========      ====   ===========      ====        ==========         ====   ===========       ====

(1)  Yields are based on book values.



DEPOSITS AND BORROWINGS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, interest income from mortgage-backed securities, investment income, interest from its own interest-bearing deposits and otherwise from its operations. Deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. However, in recent years the Bank has not borrowed any money to satisfy its lending and investment needs.

     DEPOSITS. On December 31, 1996, the Bank's deposits totaled $43.1 million. The Bank offers statement savings, money market accounts and certificate of deposit accounts. The Bank does not offer checking accounts because it currently is not cost effective to provide that product. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The deregulation of various controls on insured deposits has allowed the Bank to be more competitive in obtaining funds and has given it more flexibility to meet the threat of net deposit outflows. While the deregulation of rates payable on deposits has allowed the Bank to be competitive in the acquisition and retention of funds, it has also resulted in a more volatile cost of funds.

     Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. The Bank markets its deposit programs in a number of ways. Its office displays rate boards and brochures which outline the features of the various accounts. From time to time the Bank advertises in local newspapers and on radio.

     The Bank's policy is to attract deposits from local residents. It does not solicit deposits outside of Rockingham County or deposits through brokers. The percentage of total savings accounts which are from out-of-state sources is not significant.

     The following table sets forth certain information regarding the Bank's deposits at the dates indicated.

                                                                At December 31, 1996
                                                         ---------------------------------

     Weighted                                                                   Percentage
     average                                                                     of total
       rate               Category                       Minimum     Balance     deposits
     --------             --------                       -------     -------    ----------
      2.00%     Statement savings accounts..........     $    100  $     2,114        4.91%
      2.48%     Money market deposit accounts.......        1,000        1,751        4.07%
      4.41%     91 day certificates.................          500          475        1.10%
      4.82%     6 month certificates................          500        6,098       14.16%
      5.11%     1 year certificates.................          500        8,085       18.77%
      5.36%     18 month certificates...............          500          810        1.88%
      5.83%     2 year certificates.................          500        4,354       10.11%
      5.55%     30 month certificates...............          500        1,601        3.72%
      5.76%     3 year certificates.................          500        1,783        4.14%
      5.70%     4 year certificates.................          500        2,892        6.71%
      6.35%     5 year certificates.................          500        5,520       12.82%
        -       6 year certificates.................          500            -           -
        -       8 year certificates.................          500            -           -
      5.83%     Jumbo...............................      100,000        7,584       17.61%
                                                                   -----------      ------
                                                                   $    43,067      100.00%
                                                                   ===========      ======

                                                               At December 31, 1995
                                                        ---------------------------------
    Weighted                                                                   Percentage
    average                                                                     of total
      rate               Category                       Minimum     Balance     deposits
    --------             --------                       -------     -------    ----------
     2.40%     Statement savings accounts...........    $    100  $ 2,201,000        4.66%
     3.30%     Money market deposit accounts........       1,000    1,948,000        4.12%
     4.95%     91 day certificates..................         500      502,000        1.06%
     5.38%     6 month certificates.................         500    6,607,000       13.99%
     5.74%     1 year certificates..................         500    6,246,000       13.22%
     5.55%     18 month certificates................         500      933,000        1.98%
     5.61%     2 year certificates..................         500    7,096,000       15.02%
     5.28%     30 month certificates................         500    1,970,000        4.17%
     5.59%     3 year certificates..................         500    2,421,000        5.13%
     5.89%     4 year certificates..................         500    3,642,000        7.71%
     6.44%     5 year certificates..................         500    5,174,000       10.96%
     7.75%     6 year certificates..................         500       11,000        0.02%
     7.65%     8 year certificates..................         500       15,000        0.03%
     6.00%     Jumbo................................     100,000    8,466,000       17.93%
                                                                  -----------      ------
                                                                  $47,232,000      100.00%
                                                                  ===========      ======



     The following table sets forth changes in the dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated and the prior year-end.

                                               At December 31, 1996             At December 31, 1995
                                          ------------------------------  -------------------------------
                                                     % of      Increase              % of      Increase
                                          Amount   deposits   (decrease)  Amount   deposits    (decrease)
                                          -------  --------   ----------  ------   --------    ----------
                                                               (Dollars in Thousands)
Statement savings accounts..........      $ 2,114      4.91%    $   (87)  $ 2,201      4.66%      $  (824)
Money market deposit accounts.......        1,751      4.07%       (197)    1,948      4.12%         (868)
Certificates of deposit.............       39,202     91.02%     (3,881)   43,083     91.22%         (588)
                                          -------    ------     -------   -------    ------       -------
                                          $43,067    100.00%    $(4,165)  $47,232    100.00%      $(2,280)
                                          =======    ======     =======   =======    ======       =======

     As of December 31, 1996, the aggregate amount outstanding of time certificates of deposit in amounts greater than $100,000 was approximately $6.8 million. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to collateralization requirements.

     The following table presents the maturity of all time certificates of deposit as of December 31, 1996.

                             Amount due during year ended December 31,
                          ------------------------------------------------
                            1997     1998     1999    Thereafter   Total
                          --------  -------  -------  ----------  --------
                                       (Dollars in Thousands)
Less than 6.0% .......     $22,355   $5,328   $1,775      $1,522   $30,980
6.01% - 7.00%  .......       3,656    1,344      996         534     6,530
7.01% - 8.25%  .......         340      745      307         300     1,692
                           -------   ------   ------      ------   -------
                           $26,351   $7,417   $3,078      $2,356   $39,202
                           =======   ======   ======      ======   =======

     BORROWINGS. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to credit worthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's credit worthiness. The Bank has not had any outstanding borrowings from the FHLB of Atlanta or any other source since 1989.

COMPETITION

     The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate loans. Its most direct competition for deposits and for real estate loans has historically come from other savings institutions, commercial banks, mortgage companies, investment houses and credit unions located in this primary market area.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the personal service, efficiency and quality of the services it provides borrowers and real estate brokers. It competes for deposits by offering depositors a variety of deposit accounts, a convenient office location, a drive-in facility, tax deferred retirement programs, traveler's checks, bank checks and other financial services. As of December 31, 1996, there were at least twelve other credit unions, commercial banks and mortgage companies as well as numerous other financial services providers, located in the Bank's primary market area.

     Legislation enacted in the past 15 years has significantly expanded the range of services which savings institutions can offer the public. In addition, since 1978 the regulatory authorities have largely deregulated interest rate controls and changed other regulations affecting deposits. These changes and an increasingly sophisticated public have increased competition between depository institutions and institutions offering other types of investment vehicles for deposits (such as money market mutual funds, Treasury securities, municipal bonds, etc.) and have increased competition with commercial banks with respect to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. The Bank has found it increasingly difficult to compete with the larger financial institutions in its market area for both deposits and loans because of the Bank's small size, which limits the types and the scope of the services which the Bank can provide to customers. This increased competition has contributed to the slow erosion of the Bank's core deposits as its aging customer base is replaced by a more transient, less loyal and less affluent customer base. This increased competition has also resulted in a reduction in loan applications meeting the Bank's loan underwriting requirements.

SUBSIDIARY ACTIVITIES

     The Company has one wholly-owned subsidiary, First Savings Bank of Rockingham County, Inc., SSB. The Bank does not have any subsidiaries.

PERSONNEL

     As of December 31, 1996, the Bank had nine full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

FEDERAL TAXATION

     Thrift institutions are subject to provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by certain interests in real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon (a) actual loss experience or
(b) a percentage of taxable income before such deduction.

     The Bank, which files its federal income tax returns on a calendar year basis, could generally elect to use the method which resulted in the greatest deduction for federal income tax purposes, which generally was the percentage of taxable income method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years, disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes for the amount of the recapture.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     The Bank's federal income tax returns have been audited through December 31, 1992.

STATE AND LOCAL TAXATION

     Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) 55% of the appraised valuation of property in North Carolina.

REGULATION OF THE COMPANY

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

     GENERAL. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period. As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     CAPITAL ADEQUACY GUIDELINES FOR HOLDING COMPANIES. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

FEDERAL SECURITIES LAW

     The Company has registered its Common Stock with the SEC pursuant to
Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

REGULATION OF THE BANK

     GENERAL. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

     The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $316,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately
1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     COMMUNITY REINVESTMENT ACT. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination, which was performed by the FDIC under the old CRA regulations in January 1994, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

     The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     CAPITAL REQUIREMENTS APPLICABLE TO THE BANK. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1996, the Bank had a leverage ratio of 16.37%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At December 31, 1996, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The agencies approved a final rule in June 1995 amending the risk-based capital standards to consider explicitly "a bank's exposure to declines in the economic value of its capital due to changes in interest rates" when evaluating capital adequacy. Also in June 1995, the agencies requested public comment on a proposed Joint Agency Policy Statement regarding the measurement and assessment of interest rate risk. Small banks would be exempted from the proposed Policy Statement and associated reporting requirements in order to lessen regulatory burden on small, well-managed banks. The Bank cannot assess at this point the impact the final rule or the proposed policy statement will have on its capital requirements.

     LOANS-TO-ONE-BORROWER. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was $628,235. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1996, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $412,800.

     Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

     FEDERAL RESERVE SYSTEM. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1996, the Bank was exempt from the applicable reserve requirements of the Federal Reserve.

     RESTRICTIONS ON ACQUISITIONS. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     LIQUIDITY. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1996, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 36%.

     ADDITIONAL LIMITATIONS ON ACTIVITIES. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

     Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

     PROMPT CORRECTIVE REGULATORY ACTION. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

     In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

     OTHER NORTH CAROLINA REGULATIONS. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

     FUTURE REQUIREMENTS. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Bank operates one office located in Reidsville, North Carolina, and currently has no plans to open or buy any branches. The Bank commenced operations at the 501 South Main Street, Reidsville, North Carolina office in 1969. The property is considered by the Bank's management to be in good condition. The Bank's net book value of its investment in that office, excluding furniture and fixtures, was approximately $73,000 at December 31, 1996.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.



                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Stock Information" on page 37 in the Company's 1996 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank-- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information set forth under Item I above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 11 in the Company's 1996 Annual Report, which section is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 12 through 35 in the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company and the Bank first engaged KPMG Peat Marwick LLP on May 2, 1995. The Bank's former independent auditor, Haynes Strand Henry and Company, who had no prior auditing experience with SEC reporting companies, resigned on that date. The decision to change independent auditors was approved by the Bank's Board of Directors. The former auditor's report on the Bank's financial statements for the fiscal years ended December 31, 1993 and 1992 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During each such year and the subsequent interim period through such auditor's resignation, there were no disagreements between the Bank and such auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on page 7 of the Proxy Statement and "Proposal 1 - Election of Directors - Executive Officers" on page 9 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on pages 8 and 9 and " - Management Compensation" on pages 9 through 14 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 5 of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a)          Exhibits

               A listing of the exhibits to this Report on Form 10-KSB is set forth on the Index of Exhibits which immediately precedes such exhibits and is incorporated herein by this reference.

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST SAVINGS FINANCIAL CORP.

                                   By:  /s/ David S. Kemp
                                        ----------------------------------------
                                        David S. Kemp
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                             Title                       Date
---------                             -----                       ----
/s/ David S. Kemp
--------------------------  President, Chief Executive       March 28, 1997
David S. Kemp               Officer and Director

/s/ Cynthia F. Teague       Vice-President, Chief Financial  March 28, 1997
--------------------------  Officer and Chief Accounting
Cynthia F. Teague           Officer

/s/ Pat F. Brady            Director                         March 28, 1997
--------------------------
Pat F. Brady

/s/ Fred B. Coates          Director                         March 28, 1997
--------------------------
Fred B. Coates

/s/ Phillip M. Hooper       Director                         March 28, 1997
--------------------------
Phillip M. Hooper

/s/ George I. Richardson    Director                         March 28, 1997
--------------------------
George I. Richardson

/s/ Benton S. Smothers      Director                         March 28, 1997
--------------------------
Benton S. Smothers

/s/ Gilbert R. Upchurch     Director                         March 28, 1997
--------------------------
Gilbert R. Upchurch

                               INDEX TO EXHIBITS


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   (3)(i) Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 33-93096, dated June 5, 1995 and amended on July 31, 1995 and August 9, 1995

   (3)(ii) Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 33-93096, dated June 5, 1995 and amended on July 31, 1995 and August 9, 1995

   (4) Specimen Stock Certificate, incorporated herein by reference to Exhibit (2) to the Annual Report on Form 10-KSB for the year ended December 31, 1996

   (11)        Statement Regarding Computation of Per Share Earnings

   (13)        Portions of 1996 Annual Report to Security Holders

   (21)        Subsidiary of The Company

   (23)        Consent of KPMG Peat Marwick LLP