Form 10KSB/A
period 1996-12-31
FIRST SAVINGS FINANCIAL CORP
filed 1997-05-08
CIK 946347

________________________________________________________________________________
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                 FORM 10-KSB/A
(Mark One)
[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                                   FIRST SAVINGS FINANCIAL CORP.

Date: May 8, 1997                  By:  /s/ David S. Kemp
      -------------------               ----------------------------------------
                                        David S. Kemp
                                        President and Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   (3)(i) Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 33-93096, dated June 5, 1995 and amended on July 31, 1995 and August 9, 1995

   (3)(ii) Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 33-93096, dated June 5, 1995 and amended on July 31, 1995 and August 9, 1995

   (4) Specimen Stock Certificate, incorporated herein by reference to Exhibit (2) to the Annual Report on Form 10-KSB for the year ended December 31, 1996

   (11)        Statement Regarding Computation of Per Share Earnings*

   (13)        Portions of 1996 Annual Report to Security Holders*

   (21)        Subsidiary of The Company*

   (23)        Consent of KPMG Peat Marwick LLP*

   (27)        Financial Data Schedule

 ----------------
 * Previously filed.