Form 10QSB
period 1997-03-31
FIRST SAVINGS FINANCIAL CORP
filed 1997-05-15
CIK 946347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________

                       Commission file number     026730
                                             -----------------------

                         First Savings Financial Corp.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                         561928110
-------------------------------             ------------------------------------
(State or other juristiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             501 South Main Street, Reidsville, North Carolina 27320
           -----------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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

      As of May 14, 1997, 986,321 shares of the registrant's common stock, no par value, were outstanding.

This Form 10-QSB has 17 pages.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statements of Financial Condition



                                                                             March 31,     December 31,
                                                                               1997           1996
                                                                        ----------------  ---------------
                                                                            (unaudited)
                            Assets
Cash and due from banks                                                 $       247,303          255,891
Interest-bearing deposits in other financial institution                        287,348          561,269
Investment securities:
  Held to maturity (market value of $979,335 and $988,195
    at March 31, 1997 and December 31, 1996, respectively                     1,000,330        1,000,351
  Available for sale, at market value (cost of $13,658,339 and
    $16,673,527 at March 31, 1997 and December 31, 1996,
    respectively)                                                            13,398,405       16,557,015
Mortgage-backed securities available for sale (cost of $601,924 and $605,164 at March 31, 1997 and December 31, 1996,
  respectively)                                                                 595,581          599,346
Loans receivable (net of allowance for loan losses of $357,825 and $299,825 at March 31, 1997 and December 31, 1996,
  respectively) (note 3)                                                     32,474,255       32,789,901
Accrued interest receivable                                                     305,260          385,494
Federal Home Loan Bank stock, at cost                                           412,800          412,800
Premises and equipment, net                                                      99,385          101,584
Other assets                                                                    747,384          563,314
                                                                        ----------------  ---------------
         Total assets                                                   $    49,568,051       53,226,965
                                                                        ================  ===============
                Liabilities and Stockholders' Equity

Deposit accounts                                                        $    39,642,040       43,066,580
Other liabilities                                                               800,249          763,525
                                                                        ----------------  ---------------
         Total liabilities                                                   40,442,289       43,830,105
                                                                        ----------------  ---------------
ESOP stock subject to put option (note 4)                                       329,863          382,400
                                                                        ----------------  ---------------
Stockholders' equity (notes 5 and 7):
  Preferred stock, no par value, 5,000,000 shares
    authorized; none outstanding
  Common stock, no par value, 20,000,000 shares
    authorized; 986,321 shares issued and outstanding
    at March 31, 1997 and December 31, 1996                                   4,728,867        4,727,234
  Retained earnings, substantially restricted                                 4,587,428        4,733,711
  Net unrealized losses on securities                                          (175,743)         (80,730)
  Deferred stock awards                                                        (344,653)        (365,755)
                                                                        ----------------  ---------------
         Total stockholders' equity                                           8,795,899        9,014,460
                                                                        ----------------  ---------------
Commitments
         Total liabilities and stockholders' equity                     $    49,568,051       53,226,965
                                                                        ================  ===============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                   Consolidated Statements of Income (Loss)

                                  (Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                 1997              1996
                                                                            -------------     -------------
Interest income:
  Loans receivable                                                          $     612,369           595,685
  Mortgage-backed securities                                                        8,323            10,020
  Investment securities                                                           248,243           363,599
  Interest-bearing balances in other banks                                          6,337            23,670
  Stock in the Federal Home Loan Bank                                               7,380             7,442
                                                                            -------------     -------------
      Total interest income                                                       882,652         1,000,416

Interest expense on deposit accounts                                              522,484           629,440
                                                                            -------------     -------------

      Net interest income                                                         360,168           370,976

Provision for loan losses (note 3)                                                 58,000             7,500
                                                                            -------------     -------------

      Net interest income after provision for loan loss                           302,168           363,476
                                                                            -------------     -------------

Noninterest income (loss):
  Net loss on investment securities available for sale                            (14,059)             --
  Other                                                                            64,605             7,206
                                                                            -------------     -------------

      Total noninterest income                                                     50,546             7,206
                                                                            -------------     -------------

Noninterest expense:
  Compensation, payroll taxes, and fringe benefits                                196,570           205,664
  Occupancy and equipment                                                          10,694            11,221
  Federal and other insurance premiums                                             14,340            40,865
  Data processing fees                                                             14,845            15,795
  Advertising                                                                       2,085             2,359
  Professional fees                                                                47,738            32,397
  Other expenses                                                                   42,944            60,657
                                                                            -------------     -------------

      Total noninterest expense                                                   329,216           368,958
                                                                            -------------     -------------
      Income before income taxes                                                   23,498             1,724

Income tax expense                                                                  3,400            26,200
                                                                            -------------     -------------
      Net income (loss)                                                            20,098           (24,476)

Change in fair value of ESOP shares subject to put option (note 4)                (68,434)           10,490
                                                                            -------------     -------------
      Net income (loss) available to common shareholders                    $      88,532           (34,966)
                                                                            =============     =============
      Net income (loss) available to common shareholders
         per share (note 6)                                                 $        0.09             (0.04)
                                                                            =============     =============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                  Three months ended March 31, 1997 and 1996

                                  (Unaudited)

                                                                         Net unrealized     Deferred        Total
                                             Common         Retained       losses on         Stock       Stockholders'
                                             Stock           Income        securities        Awards         Equity
                                         -------------   -------------   --------------   -------------  -------------
Balance at December 31, 1996             $  4,727,234      4,733,711         (80,730)       (365,755)      9,014,460

Net income                                       -            20,098            -               -             20,098

Common stock of ESOP                            1,633           -               -               -              1,633

Change in fair value of ESOP shares
  subject to put option                          -            68,434            -               -             68,434

Amortization of deferred
  stock awards                                   -              -               -             21,102          21,102

Net unrealized losses on securities              -              -            (95,013)           -            (95,013)

Dividend paid ($.25 per common
  share)                                         -          (234,815)           -               -           (234,815)
                                        -------------   ------------     ------------    ------------   -------------
Balance at March 31, 1997                $  4,728,867      4,587,428        (175,743)       (344,653)      8,795,899
                                        =============   ============     ============    ============   =============

Balance at December 31, 1995             $  5,659,804      5,202,642         128,978            -         10,991,424

Net loss                                         -           (24,476)           -               -            (24,476)

Common stock of ESOP                            9,435           -               -               -              9,435

Change in fair value of ESOP shares
  subject to put option                          -           (10,490)           -               -            (10,490)

Net unrealized losses on securities              -              -           (250,056)           -           (250,056)
                                        -------------   ------------     ------------    ------------   -------------
Balance at March 31, 1996                $  5,669,239      5,167,676        (121,078)           -         10,715,837
                                        =============   ============     ============    ============   =============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    1997              1996
                                                 ---------         ----------
Cash flows from operating activities:
  Net income (loss)                              $  20,098            (24,476)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Provision for loan losses                      58,000              7,500
     Amortization, net                              13,188             (9,859)
     Depreciation                                    3,880              3,971
     Compensation expense on ESOP shares            17,530             79,418
     Amortization expense on deferred stock
      awards                                        21,102                  -
     Net loss on securities available for sale      14,059                  -
     Deferred loan origination costs, net           (5,201)            (5,150)
     Deferred income taxes                         (59,100)             6,500
     Decrease (increase in accrued interest
      receivable                                    80,234             (2,570)
     Decrease (increase) in other assets           (76,020)            50,697
     Increase (decrease) in other liabilities       36,724            (32,504)
                                                ----------         ----------
        Net cash provided by operating
          activities                               124,494             73,527
                                                ----------         ----------

Cash flows from investing activities:
     Purchases of investment securities held
       to maturity                                       -           (500,000)
     Proceeds from maturities and issuer
       calls of investment securities held
       to maturity                                       -          2,500,000
     Purchases of investment securities
       available for sale                                -         (3,980,357)
     Proceeds from sale of investment
       securities available for sale             2,985,941            499,141
     Proceeds from maturities and issuer
       calls of investment securities
       available for sale                                -            500,000
     Principal collected on mortgage-backed
       securities available for sale                 2,191              2,826
     Net decrease (increase) in loans
       receivable                                  265,901           (333,606)
     Purchases of premises and equipment            (1,681)            (1,016)
                                                ----------         ----------
        Net cash provided by (used in)
         investing activities                    3,252,352         (1,313,012)
                                                ----------         ----------
Cash flows from financing activities:
     Dividends paid                               (234,815)                 -
     Net increase (decrease) in deposits        (3,424,540)            94,119
                                                ----------         ----------
        Net cash provided by (used in)
         financing activities                   (3,659,355)            94,119
                                                ----------         ----------
        Net decrease in cash and cash
         equivalents                              (282,509)        (1,145,366)

Cash and cash equivalents at beginning of
  period                                           817,160          1,978,675
                                                ----------         ----------
Cash and cash equivalents at end of period       $ 534,651            833,309
                                                ==========         ==========

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                               1996               1995
                                           -----------        -----------
    Cash paid during the period for:
       Interest                            $   527,732            643,842
                                           ===========        ===========
       Income taxes                        $    41,300             25,500
                                           ===========        ===========



         See accompanying notes to consolidated financial statements.

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements


(1)    Basis of Presentation
       ---------------------

       The consolidated financial statements include the accounts of First
           Savings Financial Corp. and its wholly-owned subsidiary, First Savings Bank of Rockingham County, Inc., SSB ("First Savings") (collectively referred to as "the Company"). All intercompany transactions and balances are eliminated in consolidation.

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

       All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)    Cash and Cash Equivalents
       -------------------------

       For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances in other financial institutions. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(3)    Allowance for Loan Losses
       -------------------------

       The following summarizes the activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996, respectively.

                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                               1997              1996
                                                                                               ----              ----
        Balance at the beginning of the period                                             $   299,825          259,466
        Provision for loan losses                                                               58,000            7,500

        Charge-offs                                                                                -                -
        Recoveries                                                                                 -             32,859
                                                                                            ----------       ----------

        Net recoveries                                                                             -             32,859
                                                                                            ----------       ----------

        Balance at the end of the period                                                   $   357,825          299,825
                                                                                            ==========       ==========

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Notes to the Consolidated Financial Statements

(4)    Employee Stock Ownership Plan ("ESOP")
       -------------------------------------

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

       The Company records compensation expense for shares released to employees as a result of contributions by the Company or dividends paid on unreleased shares in the ESOP equal to the fair value of the shares. The Company recorded ESOP related compensation expense of approximately $17,530 for the three months ended March 31, 1997. At March 31, 1997, 28,808 shares have been released and allocated to participants, 47,062 shares are unreleased and 6,447 shares are committed to be released in September 1997. The fair value of the pro-rata number of the committed shares which were earned during the three months ended March 31, 1997 (1,590 shares) has been expensed in 1997. Committed shares of 1,784 were earned and expensed during 1996. The remaining 3,073 shares committed to be released in September 1997, with a fair value of approximately $31,500 at March 31, 1997, will be expensed over the second and third quarter of 1997.

       The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not "publicly traded" as defined. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment has been recorded to retained earnings to reflect the earned ESOP shares at fair value as of March 31, 1997. The fair value of the unearned ESOP shares is $447,802 at March 31, 1997.

(5)    Stock Option and Management Recognition Plans
       ---------------------------------------------

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

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Notes to the Consolidated Financial Statements


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

      The Board of Directors of the Company has also approved a Management Recognition Plan (the "MRP") for directors and employees. The MRP was approved by the stockholders at the annual meeting on April 18, 1996. Under the terms of the plan, 37,935 shares of common stock were awarded to directors and employees as of April 19, 1996. The shares awarded pursuant to the MRP have a vesting schedule which provides that 20% of the shares awarded will automatically vest on the first anniversary of the effective date of the establishment of the MRP and 20% will vest on each subsequent anniversary date, so the shares will be completely vested at the end of five years after the date of award. Compensation expense related to the MRP was $21,102 for the three months ended March 31, 1997.

(6)    Income (Loss) per share
       -----------------------

                                                                                   Three months ended             Three months ended
                                                                                      March 31, 1997                 March 31, 1996
                                                                                      --------------                 --------------
          Net income (loss) for the period ended                                     $      20,098                       (24,476)
          Change in fair value of ESOP shares subject to put option                        (68,434)                       10,490
                                                                                          --------                      --------

          Net income (loss) available to common shareholders                         $      88,532                       (34,966)
                                                                                          ========                      ========

          Weighted average number of shares outstanding                                    939,259                       887,204
                                                                                          ========                      ========

          Income (loss) per share                                                    $       0.09                         (0.04)
                                                                                             ====                          ====

(7)    Dividends
       ---------

       The Company paid a $.25 per share dividend in March 1997, totaling
           $234,815.

(8)    Proposed Merger
       ---------------

       The Company received an acquisition proposal to merge with and into First
           Citizens BancShares, Inc. ("BancShares") and entered into a definitive agreement with BancShares on April 2, 1997. BancShares is a bank holding company headquartered in Raleigh, North Carolina with assets of approximately $8 billion at December 31, 1996. Under the terms of the proposal, each outstanding share of the Company would be converted into the right to receive $10.75 in cash. If an agreement is reached, the merger is expected to be finalized in the fall of 1997 and is subject to a number of conditions, including approval by regulatory authorities and the stockholders of the Company.

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

First Savings Financial Corp. and First Savings are collectively referred to as "the Company".


Comparison of the Results of Operations for the Three Month Periods Ended March 31, 1997 and 1996

Summary
-------

Net income (loss) for the three months ended March 31, 1997 was $20,098 as compared to ($24,476) for the three months ended March 31, 1996. The increase in net income of $44,574 is due to an increase in noninterest income of $43,340, a decrease in federal and other insurance premiums of $26,525, a decrease in other expense of $17,713 and a decrease in income tax expense of $22,800. Offsetting these effects was a decrease in net interest income of $10,808, an increase in the provision for loan losses of $50,500, and an increase in professional fees of $15,341.

Net interest income
-------------------

Net interest income for the three months ended March 31, 1997 was $360,168, a decrease of $10,808 or 2.9% when compared to net interest income of $370,976 for the three months ended March 31, 1996. The net yield on interest-earning assets for the three months ended March 31, 1997 was 2.87% compared to 2.57% in 1996.

Total interest income decreased to $882,652 for the three months ended March 31, 1997 from $1,000,416 for the comparable period in 1996. The decrease in interest income is principally due to an decrease in the average volume of investment securities. For the three months ended March 31, 1997, the average balance of investment securities was $15,983,000 compared to $25,056,000 for the same period in 1996. This decrease is due to the Company using proceeds from maturities and sales of investment securities to fund loan growth, dividend payments and daily operations during 1996 and first quarter 1997. This decrease was partially offset by an increase in the average rate earned on investment securities to 6.21% for the three months ended March 31, 1997 compared to 5.80% for the same period in 1996. This increase is attributable to the Company maintaining an investment portfolio with relatively short maturities, which benefited the Company as interest rates increased during 1996 and the Company selling its lower yielding investments in 1996 and first quarter 1997.

The decrease in investment interest income was partially offset by an increase in loan interest income to $612,369 for the three months ended March 31, 1997 from $595,685 for the same period in 1996. This increase is primarily due to an increase in the average volume of loans of $2.6 million. The average rate earned on loans decreased 42 basis points to 7.47% for the three months ended March 31, 1997 as compared to 7.89% for the same period in 1996. The Company attributes this change to an overall lack of loan demand in its primary market area, a trend which could continue in the future.

Total interest expense decreased $106,956 or 17.0% to $522,484 for the three months ended March 31, 1997 from $629,440 for the comparable period in 1996. This decrease in interest expense is due to a decrease in the average volume of certificate of deposit accounts of $5.3 million. The decrease in average volume is primarily due to competitive pressures in the marketplace. The average rate paid on certificates of deposit accounts decreased 24 basis points to 5.37% in 1996 from 5.61% in 1996.

Provision for loan losses
-------------------------

During the three months ended March 31, 1997, First Savings recorded a provision for loan losses of $58,000, compared to $7,500 for the same period in 1996. During the three months ended March 31, 1997, First Savings had no charge-offs and no recoveries as compared to no charge-offs and a $32,859 recovery during the same period in 1996. The 1996 recovery related to the 1995 charge-off. The increase in the provision for loan losses is due to an increase in nonperforming loans. Nonperforming loans, which consists of loans not accruing interest, as a percentage of total loans were 1.18%, .05% and .78% at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

Noninterest income
------------------

Noninterest income increased to $50,546 for the three months ended March 31, 1997 from $7,206 for the same period in 1996. The increase is due to a $58,000 increase in the cash surrender value of the Company's life insurance policies on directors. This increase was partially offset by a net loss of $14,059 on the sale of investment securities available for sale.

Noninterest expense
-------------------

Noninterest expense decreased to $329,216 for the three months ended March 31, 1997 from $368,958 for the same period in 1996. Federal and other insurance premiums decreased $26,525 due to the lower assessment rate for insurance of deposits by the Savings Association Insurance Fund following its recapitalization in the fourth quarter of 1996. Other expenses decreased $17,713 due to decreases in various expense accounts in anticipation of the proposed merger. These decreases were partially offset by an increase in professional fees of approximately $15,000 mainly due to professional fees incurred in connection with the proposed merger.

Income taxes
------------

Income tax expense for the three months ended March 31, 1997 was $3,400 as compared to $26,200 for the same period in 1996. The effective income tax rate of 14.5% for the three months ended March 31, 1997 is due to the $58,000 increase in cash surrender value being deductible for tax purposes. Income tax expense for 1996 was impacted by the nondeductibility of a significant portion of the expense related to the ESOP. The portion of the expense related to the additional principal payment on the ESOP loan in June 1996 from the proceeds received on the ESOP shares from the December 1995 dividend is nondeductible for tax purposes.

Comparison of Financial Condition at March 31, 1997  and December 31, 1996

Total assets decreased by $3.6 million or 6.9% from $53.2 million at December 31, 1996 to $49.6 million on at March 31, 1997.

Loans receivable decreased slightly from $32.8 million at December 31, 1996 to $32.5 million at March 31, 1997. First Savings' ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand and competitive pressures in its primary lending market. Deposits decreased $3.5 million or 8.0% to $39.6 million at March 31, 1997 from $43.1 million at December 31, 1996. The decrease is primarily due to the competitive pressures in the marketplace for deposits.

Stockholders' equity decreased from $9.0 million at December 31, 1996 to $8.8 million at March 31, 1997, with the decrease due to an increase in the net unrealized loss on securities of $95,013 and dividends paid of $.25 per share or $234,815. This was partially offset by net income of $20,098 and a decrease in the fair value of the earned ESOP shares of $68,434.

The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not publicly traded as defined in the ESOP. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and the related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment of $68,434 has been recorded to retained earnings to reflect the decrease in the fair value of the earned ESOP shares as of March 31, 1997.


Asset Quality

Nonperforming assets, which consists of loans not accruing interest, were $396,000 and $26,000 at March 31, 1997 and December 31, 1996, respectively. The increase in nonperforming assets is mainly due to one loan totaling approximately $226,000 on a single family residence. The Company does not anticipate a loss on this loan. There was no real estate owned at March 31,1997 or December 31, 1996.

Management is currently unaware of any significant potential problem loans except as noted above or any other concentrations of credit risk which exist in the portfolio. At March 31, 1997 and December 31, 1995, there were no loans considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".


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

As a North Carolina-chartered savings bank, First Savings must maintain liquid assets equal to at least 10% of total assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with a readily marketable value, including investments with maturities in excess of five years. First Savings' liquidity ratio at March 31, 1997, as computed under North Carolina regulations, was approximately 32%.


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


Capital Resources

As a North Carolina-chartered savings bank, First Savings is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires First Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to First Savings is the allowance for loan losses. Risk-weighted assets reflect First Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. First Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At March 31, 1997, First Savings was in compliance with all of the aforementioned capital requirements.


Current Accounting Issues

In August 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 if effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company adopted this statement on January 1, 1997 without any impact on its consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company plans to adopt SFAS No. 128 in 1997 without any significant impact on its consolidated financial statements.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

There has been no submission of matters to a vote of shareholders during the quarter ended March 31, 1997.

Item 5.  Other Information

Not applicable.



  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibit (27) Financial Data Schedule


 (b)  Reports on Form 8-K

       The Company filed three reports on Form 8-K during the quarter ended March 31, 1997. The Form 8-K filed on February 19, 1997 announced that the Company had received a proposal from First Citizens BancShares, Inc., Raleigh, North Carolina to acquire the Company by exchange of $10.75 in cash for each of the Company's outstanding shares of common stock. The Form 8-K filed on February 28, 1997 announced that the Company's Board of Directors had found First Citizens' proposal agreeable and that the parties would begin negotiation of a definitive agreement. The Form 8-K filed on April 9, 1997 announced that the Company had entered into a definitive agreement with First Citizens dated April 2, 1997.

                                   SIGNATURES
                                   ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST SAVINGS FINANCIAL CORP.
                                       -----------------------------
                                               (Registrant)





Date: May 14, 1997                     By:  /s/David S. Kemp
      -------------------------           --------------------------
                                          David S. Kemp
                                          (President)





Date: May 14, 1997                     By:  /s/Cynthia F. Teague
     --------------------------           --------------------------
                                          Cynthia F. Teague
                                          (Vice President and principal
                                           financial officer)