Form 10QSB
period 1997-06-30
FIRST SAVINGS FINANCIAL CORP
filed 1997-08-12
CIK 946347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to
                                -------------------    ------------------

               Commission file number             026730
                                      ------------------------------

                         First Savings Financial Corp.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                     561928110
--------------------------                        -----------------------
 (State or other juristiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

            501 South Main Street, Reidsville, North Carolina  27320
           -----------------------------------------------------------
            (Address of principal executive offices)  (Zip Code)

                                (910) 342-4251
                --------------------------------------------
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

  As of August 11, 1997, 986,321 shares of the registrant's common stock, no par value, were outstanding.

This Form 10-QSB has 21 pages.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                                                                    June 30,            December 31,
                                                                                      1997                   1996
                                                                                  --------------        -------------
                                                                                   (unaudited)
                                   Assets

Cash and due from banks                                                            $     92,504              255,891
Interest-bearing deposits in other financial institutions                               670,292              561,269
Investment securities:
   Held to maturity (market value of $485,060 and $988,195
      at June 30, 1997 and December 31, 1996, respectively                              500,308            1,000,351
   Available for sale, at market value (cost of $13,051,366 and
      $16,673,527 at June 30, 1997 and December 31, 1996, respectively)              12,910,490           16,557,015
Mortgage-backed securities available for sale (cost of $598,535
   and $605,164 at June 30, 1997 and December 31, 1996,  respectively)                  591,420              599,346
Loans receivable (net of allowance for loan losses of $357,825 and
   $299,825 at June 30, 1997 and December 31, 1996, respectively) (note 3)           32,299,846           32,789,901
Accrued interest receivable                                                             317,680              385,494
Federal Home Loan Bank stock, at cost                                                   412,800              412,800
Premises and equipment, net                                                              95,505              101,584
Other assets                                                                            739,092              563,314
                                                                                  --------------        -------------

         Total assets                                                              $ 48,629,937           53,226,965
                                                                                  ==============        =============

               Liabilities and Stockholders' Equity

Deposit accounts, including $6,410,000 and $6,781,000,
   respectively of time deposits for $100,000 or more                              $ 38,836,853           43,066,580
Other liabilities                                                                       772,142              763,525
                                                                                  --------------        -------------
         Total liabilities                                                           39,608,995           43,830,105
                                                                                  --------------        -------------
ESOP stock subject to put option (note 4)                                               350,842              382,400
                                                                                  --------------        -------------
Stockholders' equity (notes 5 and 7):
   Preferred stock, no par value, 5,000,000 shares authorized;
      none outstanding                                                                        -                    -
   Common stock, no par value, 20,000,000 shares authorized;
      986,321 shares issued and outstanding  at June 30, 1997
      and December 31, 1996                                                           4,731,111            4,727,234
   Retained earnings, substantially restricted                                        4,360,215            4,733,711
   Net unrealized losses on securities                                                  (97,675)             (80,730)
   Deferred stock awards                                                               (323,551)            (365,755)
                                                                                  --------------        -------------
         Total stockholders' equity                                                   8,670,100            9,014,460
                                                                                  --------------        -------------
Commitments

         Total liabilities and stockholders' equity                                $ 48,629,937           53,226,965
                                                                                  ==============        =============

See accompanying notes to consolidated financial statements.

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                    Consolidated Statements of Income (Loss)

                                   (Unaudited)

                                                                          Three months ended               Six months ended
                                                                               June 30,                         June 30,
                                                                         1997             1996            1997            1996
                                                                    -------------    -------------    ------------   -------------
Interest income:
     Loans receivable                                               $    628,831          596,314       1,241,200       1,191,999
     Mortgage-backed securities                                            8,288            9,977          16,611          19,997
     Investment securities                                               204,062          348,715         452,305         712,314
     Interest-bearing balances in other banks                             10,315           12,800          16,652          36,470
     Stock in the Federal Home Loan Bank                                   7,461            7,440          14,841          14,882
                                                                    -------------    -------------    ------------   -------------
             Total interest income                                       858,957          975,246       1,741,609       1,975,662

Interest expense on deposit accounts                                     498,020          621,804       1,020,504       1,251,244
                                                                    -------------    -------------    ------------   -------------
             Net interest income                                         360,937          353,442         721,105         724,418

Provision for loan losses (note 3)                                             -                -          58,000           7,500
                                                                    -------------    -------------    ------------   -------------
             Net interest income after provision for loan losses         360,937          353,442         663,105         716,918
                                                                    -------------    -------------    ------------   -------------
Noninterest income (loss):
     Net loss on investment securities available for sale                 (2,883)         (26,352)        (16,942)        (26,352)
     Other                                                                 4,686            3,068          69,291          10,274
                                                                    -------------    -------------    ------------   -------------
             Total noninterest income                                      1,803          (23,284)         52,349         (16,078)
                                                                    -------------    -------------    ------------   -------------
Noninterest expense:
     Compensation, payroll taxes, and fringe benefits                    192,240          292,304         388,810         497,968
     Occupancy and equipment                                               9,513           10,471          20,207          21,692
     Federal and other insurance premiums                                  8,568           21,826          22,908          62,691
     Data processing fees                                                 13,727           13,120          28,572          28,915
     Advertising                                                           2,746            9,534           4,831          11,893
     Professional fees                                                    76,343           36,388         124,081          68,785
     Other expenses                                                       50,415           34,560          93,359          95,217
                                                                    -------------    -------------    ------------   -------------
             Total noninterest expense                                   353,552          418,203         682,768         787,161
                                                                    -------------    -------------    ------------   -------------
             Income before income taxes                                    9,188          (88,045)         32,686         (86,321)

Income tax (note 7)                                                        5,300           19,600           8,700          45,800
                                                                    -------------    -------------    ------------   -------------
             Net income (loss)                                             3,888         (107,645)         23,986        (132,121)

Change in fair value of ESOP shares subject to put option (note 5)        (3,714)          43,240         (72,148)         53,730
                                                                    -------------    -------------    ------------   -------------
             Net income (loss) available to common shareholders     $      7,602         (150,885)         96,134        (185,851)
                                                                    =============    =============    ============   =============
             Net income (loss) available to common shareholders
                 per share (note 8)                                 $       0.01            (0.16)           0.10           (0.20)
                                                                    =============    =============    ============   =============

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                    Six months ended June 30, 1997 and 1996

                                  (Unaudited)

                                                                                Net unrealized       Deferred          Total
                                              Common           Retained           losses on           Stock         Stockholders'
                                               Stock            Income            securities          Awards           Equity
                                         ----------------   --------------    -----------------   --------------  ----------------
Balance at December 31, 1996               $ 4,727,234        4,733,711               (80,730)       (365,755)        9,014,460

Net income                                        -              23,986                  -               -               23,986

Common stock of ESOP                             3,877             -                     -               -                3,877

Change in fair value of ESOP shares
     subject to put option                        -              72,148                  -               -               72,148

Amortization of deferred
     stock awards                                 -                -                     -             42,204            42,204

Net unrealized losses on securities               -                -                  (16,945)           -              (16,945)

Dividend paid ($.25 per common share)             -            (469,630)                 -               -             (469,630)
                                         ----------------   --------------    -----------------   --------------  ----------------

Balance at June 30, 1997                   $ 4,731,111        4,360,215               (97,675)       (323,551)        8,670,100
                                         ================   ==============    =================   ==============  ================

Balance at December 31, 1995               $ 5,659,804        5,202,642               128,978            -           10,991,424

Net loss                                          -            (132,121)                 -               -             (132,121)

Common stock of ESOP                            21,951             -                     -               -               21,951

Change in fair value of ESOP shares
     subject to put option                        -             (53,730)                 -               -              (53,730)

Deferred stock awards                          422,027             -                     -           (422,027)             -

Amortization of deferred stock awards             -                -                     -             14,068            14,068

Net unrealized losses on securities               -                -                 (328,188)           -             (328,188)

Dividend paid ($1.00 per common share)        (910,451)            -                     -               -             (910,451)
                                         ----------------   --------------    -----------------   --------------  ----------------
Balance at June 30, 1996                   $ 5,193,331        5,016,791              (199,210)       (407,959)        9,602,953
                                         ================   ==============    =================   ==============  ================

See accompanying notes to consolidated financial statements.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           1997              1996
                                                                                      -------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                                 $    23,986          (132,121)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Provision for loan losses                                                      58,000             7,500
             Amortization, net                                                              16,839            11,950
             Depreciation                                                                    7,760             7,942
             Compensation expense on ESOP shares                                            44,467           235,117
             Amortization expense on deferred stock awards                                  42,204            14,068
             Net loss on sale of investment securities available for sale                   16,942            26,352
             Deferred loan origination costs, net                                          (10,402)           (8,650)
             Deferred income taxes                                                         (43,700)           (5,300)
             Decrease in accrued interest receivable                                        67,814            20,045
             Decrease (increase) in other assets                                          (123,350)          151,000
             Increase (decrease) in other liabilities                                        8,617            (7,640)
                                                                                      -------------      ------------

                    Net cash provided by operating activities                              109,177           320,263
                                                                                      -------------      ------------

Cash flows from investing activities:
     Purchases of investment securities held to maturity                                      -             (500,000)
     Proceeds from maturities and issuer calls of investment
         securities held to maturity                                                       500,000         4,000,000
     Purchases of investment securities available for sale                                    -           (3,980,357)
     Proceeds from sale of investment securities available for sale                      3,583,058         2,456,809
     Proceeds from maturities and issuer calls of investment securities
         available for sale                                                                   -              500,000
     Principal collected on mortgage-backed securities available for sale                    4,531            35,347
     Net decrease (increase) in loans receivable                                           449,908        (1,260,605)
     Purchases of premises and equipment                                                    (1,681)           (1,016)
                                                                                      -------------      ------------

                    Net cash provided by investing activities                            4,535,816         1,250,178
                                                                                      -------------      ------------

Cash flows from financing activities:
     Dividends paid                                                                       (469,630)         (910,451)
     Net decrease in deposits                                                           (4,229,727)       (1,369,571)
                                                                                      -------------      ------------

                    Net cash used in financing activities                               (4,699,357)       (2,280,022)
                                                                                      -------------      ------------

                    Net decrease in cash and cash equivalents                              (54,364)         (709,581)

Cash and cash equivalents at beginning of period                                           817,160         1,978,675
                                                                                      -------------      ------------

Cash and cash equivalents at end of period                                             $   762,796         1,269,094
                                                                                      =============      ============

                  FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      1997          1996
                                                 -------------  ------------
Cash paid during the period for:
   Interest                                       $ 1,025,752     1,276,769
                                                 =============  ============

   Income taxes                                   $    60,000        30,500
                                                 =============  ============




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

    All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2) Cash and Cash Equivalents
    -------------------------

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances in other financial institutions. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(3) Allowance for Loan Losses
    -------------------------

    The following summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 1997 and 1996, respectively.


                             Three months ended June 30,  Six months ended June 30,
                             ---------------------------  -------------------------
                                    1997      1996             1997        1996
                                    ----      ----             ----        ----
    Balance at the
     beginning of the period     $ 357,825   299,825         299,825      259,466
    Provision for loan
     losses                              -         -          58,000        7,500
    Charge-offs                          -         -               -            -
    Recoveries                           -         -               -       32,859
                                  --------   -------        --------      -------
    Net recoveries                       -         -               -       32,859
                                  --------   -------        --------      -------
    Balance at the end of
     the period                   $357,825   299,825         357,825      299,825
                                  ========   =======        ========      =======

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Notes to the Consolidated Financial Statements


(4) Employee Stock Ownership Plan ("ESOP")
    -----------------------------

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

    The Company made a principal and interest payment of $76,700 on June 30, 1997 reducing the loan balance to $403,605 at June 30, 1997.

    The Company records compensation expense for shares released to employees as a result of contributions by the Company or dividends paid on unreleased shares in the ESOP equal to the fair value of the shares. The Company recorded ESOP related compensation expense of approximately $27,000 and $44,000 for the three and six months ended June 30, 1997, respectively in connection with the release and allocation of shares to participants on June 30, 1997. At June 30, 1997, 34,651 shares have been released and allocated to participants, 41,219 shares are unreleased and 1,724 shares are committed to be released in September 1997. The remaining 1,724 shares committed to be released in September 1997, with a fair value of approximately $17,500 at June 30, 1997, will be expensed over the third quarter of 1997.

    The Company has decided to terminate the ESOP effective September 1, 1997.

    The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not "publicly traded" as defined. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment has been recorded to retained earnings to reflect the earned ESOP shares at fair value as of June 30, 1997. The fair value of the unearned ESOP shares is $417,342 at June 30, 1997.

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

    Under the terms of the proposed merger discussed in footnote 9, all vested and nonvested options will be cancelled.

    The Board of Directors of the Company has also approved a Management
      Recognition Plan (the "MRP") for directors and employees. The MRP was approved by the stockholders at the annual meeting on April 18, 1996. Under the terms of the plan, 37,935 shares of common stock were awarded to directors and employees as of April 19, 1996. The shares awarded pursuant to the MRP have a vesting schedule which provides that 20% of the shares awarded will automatically vest on the first anniversary of the effective date of the establishment of the MRP and 20% will vest on each subsequent anniversary date, so the shares will be completely vested at the end of five years after the date of award. Compensation expense related to the MRP was $21,102 and $42,204 for the three and six months ended June 30, 1997, respectively.

    Under the terms of the proposed merger discussed in footnote 9, the unvested shares will become vested and the MRP will be terminated.

(6) Defined Benefit Pension Plan
    ----------------------------

    The Company decided to terminate its defined benefit pension plan effective
      April 15, 1997. Any excess assets remaining upon plan termination, after payment of participant liabilities, will be allocated to the eligible participants.


(7) Income (Loss) per share
    -----------------------

                                                                           Three months ended       Three months ended
                                                                              June 30, 1997            June 30, 1996
                                                                             --------------            -------------
    Net income (loss) for the period ended.                                    $      3,888                (107,645)
    Change in fair value of ESOP shares subject to put option                        (3,714)                 43,240
                                                                                   --------                --------
    Net income (loss) available to common shareholders                         $      7,602                (150,885)
                                                                                   ========                ========
    Weighted average number of shares outstanding                                   945,102                 931,537
                                                                                   ========                 =======
    Income (loss) per share                                                    $       0.01                   (0.16)
                                                                                       ====                    ====


                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Notes to the Consolidated Financial Statements


                                                                            Six months ended         Six months ended
                                                                              June 30, 1997            June 30, 1996
                                                                             --------------            -------------

    Net income (loss) for the period ended                                    $    23,986                 (132,121)
    Change in fair value of ESOP shares subject to put option                      72,148                   53,730
                                                                                 --------                 --------
    Net income (loss) available to common shareholders                        $    96,134                 (185,851)
                                                                                 ========                 ========
    Weighted average number of shares outstanding                                 942,181                  909,370
                                                                                 ========                 ========
    Income (loss) per share                                                   $     0.10                    (0.20)
                                                                                    ====                     ====

(8)  Dividends
     ---------

     The Company paid a $.25 per share dividend in March 1997, totaling $234,815 and a $.25 per share dividend in May 1997, totaling $234,815. In May 1996, the Company declared and paid a $1.00 per share dividend totaling $910,451 from common stock as a return of capital.

     At the time of First Savings' Conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank ("the Conversion"), First Savings established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account is maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in First Savings after the Conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidating distribution in the amount of the then current adjusted subaccount balance for the deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by First Savings to the Company cannot reduce the net worth of First Savings below this liquidation account.

    First Savings may not declare or pay a cash dividend if its net worth would be reduced below the minimum regulatory capital requirement imposed by federal and state regulations.

    In addition, for a period of five years after the Conversion, First Savings will be required, under existing North Carolina regulations, to obtain prior written approval of the N.C. Administrator of Savings Institutions ("the Administrator") before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of
       (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. As a result of this limitation, First Savings cannot pay a dividend without the approval of the Administrator.

                 FIRST SAVINGS FINANCIAL CORP. AND SUBSIDIARY

                Notes to the Consolidated Financial Statements


(9)  Proposed Merger
     ---------------

     The Company received an acquisition proposal to merge with and into First
       Citizens BancShares, Inc. ("BancShares") and entered into a definitive agreement with BancShares on April 2, 1997. BancShares is a bank holding company headquartered in Raleigh, North Carolina with assets of approximately $8 billion at June 30, 1997. Under the terms of the proposal, each outstanding share of the Company would be converted into the right to receive $10.75 in cash. The merger is expected to be finalized in the fall of 1997 and is subject to a number of conditions, including approval by regulatory authorities and the stockholders of the Company.

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

First Savings Financial Corp. does not have any significant assets other than the shares of First Savings' capital stock acquired in the Conversion and the loan receivable held with respect to its loan to the ESOP, and does not have any significant liabilities. Cash flows to First Savings Financial Corp. are dependent upon any dividends received from First Savings. Presently, there are no agreements or plans for expansion of First Savings Financial Corp.'s operations.

First Savings is primarily engaged in soliciting deposit accounts from the general public, making mortgage loans to finance the acquisition and construction of residential dwellings and making limited types of consumer loans. First Savings' results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. First Savings' operations are also affected by noninterest income, such as miscellaneous fee income from loans, gains and losses from the sale of investment and mortgage-backed securities and other sources of income. First Savings' principal operating expenses, aside from interest expense, consist of compensation and employee benefits, federal deposit insurance premiums, office occupancy costs, and other general and administrative expenses.

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

First Savings Financial Corp. and First Savings are collectively referred to as "the Company".

Comparison of the Results of Operations for the Six Month Periods Ended June 30, 1997 and 1996


Summary
-------

Net income (loss) for the six months ended June 30, 1997 was $23,986 as compared to ($132,121) for the six months ended June 30, 1996. The increase in net income of $156,107 is due to an increase in noninterest income of $68,427, a decrease in compensation expense of $109,158, a decrease in federal and other insurance premiums of $39,783, and a decrease in income tax expense of $37,100. Offsetting these effects was an increase in the provision for loan losses of $50,500, and an increase in professional fees of $55,296.


Net interest income
-------------------

Net interest income for the six months ended June 30, 1997 was $721,105, a decrease of $3,313 or 0.5% when compared to net interest income of $724,418 for the six months ended June 30, 1996. The net yield on interest-earning assets for the six months ended June 30, 1997 was 2.95% compared to 2.56% in 1996.

Total interest income decreased to $1,741,609 for the six months ended June 30, 1997 from $1,975,662 for the comparable period in 1996. The decrease in interest income is principally due to an decrease in the average volume of investment securities. For the six months ended June 30, 1997, the average balance of investment securities was $14,745,000 compared to $23,953,000 for the same period in 1996. This decrease is due to the Company using proceeds from maturities and sales of investment securities to fund loan growth, dividend payments and daily operations during 1996 and 1997. This decrease was partially offset by an increase in the average rate earned on investment securities to 6.14% for the six months ended June 30, 1997 compared to 5.95% for the same period in 1996. This increase is attributable to the Company maintaining an investment portfolio with relatively short maturities, which benefited the Company as interest rates increased during 1996 and the Company selling its lower yielding investments in 1996 and 1997.

The decrease in investment interest income was partially offset by an increase in loan interest income to $1,241,200 for the six months ended June 30, 1997 from $1,191,999 for the same period in 1996. This increase is primarily due to an increase in the average volume of loans of $1.9 million. The average rate earned on loans decreased 16 basis points to 7.62% for the six months ended June 30, 1997 as compared to 7.78% for the same period in 1996. The Company attributes this change to a decrease in rates on mortgage loans during the second quarter of 1997 and an overall lack of loan demand in its primary market area, a trend which could continue in the future.

Total interest expense decreased $230,740 or 18.4% to $1,020,504 for the six months ended June 30, 1997 from $1,251,244 for the comparable period in 1996. This decrease in interest expense is due to a decrease in the average volume of certificate of deposit accounts of $5.9 million. The decrease in average volume is primarily due to competitive pressures in the marketplace. The average rate paid on certificates of deposit accounts decreased 26 basis points to 5.37% in 1996 from 5.63% in 1996.


Provision for loan losses
-------------------------

During the six months ended June 30, 1997, First Savings recorded a provision for loan losses of $58,000, compared to $7,500 for the same period in 1996. During the six months ended June 30, 1997, First Savings had no charge-offs and no recoveries as compared to no charge-offs and a $32,859 recovery during the same period in 1996. The increase in the provision for loan losses is due to an increase in nonperforming loans during the first quarter of 1997. Nonperforming loans decreased in the second quarter of 1997 due to one nonperforming loan being paid in full. Nonperforming loans, which consists of loans not accruing interest, as a percentage of total loans were .45%, 1.18% and .05% at June 30, 1997, March 31, 1997 and December 31, 1996, respectively.


Noninterest income
------------------

Noninterest income (loss) increased to $52,349 for the six months ended June 30, 1997 from ($16,078) for the same period in 1996. The increase is primarily due to a $58,000 increase in the cash surrender value of the Company's life insurance policies on directors. This increase was partially offset by a reduction in the net loss on the sale of investment securities available for sale from $26,352 for the six months ended June 30, 1996 to $16,942 for the same period in 1997.


Noninterest expense
-------------------

Noninterest expense decreased to $682,768 for the six months ended June 30, 1997 from $787,161 for the same period in 1996. Compensation expense decreased $109,158 mainly due to a decrease in ESOP related compensation expense. Compensation expense of approximately $44,000 was recognized for the six months ended June 30, 1997 in connection with the release and allocation of 5,843 shares to participants in the ESOP plan as compared to compensation expense of $235,000 and the release allocation of 28,808 shares for the same period in 1996. Federal and other insurance premiums decreased $39,783 due to the lower assessment rate for insurance of deposits by the Savings Association Insurance Fund following its recapitalization in the fourth quarter of 1996. These decreases were partially offset by an increase in professional fees of approximately $55,296 mainly due to professional fees incurred in connection with the proposed merger.


Income taxes
------------

Income tax expense for the six months ended June 30, 1997 was $8,700 as compared to $45,800 for the same period in 1996. The effective income tax rate of 26.6% for the six months ended June 30, 1997 is due to the $58,000 increase in cash surrender value being nontaxable. Income tax expense for 1996 was impacted by the nondeductibility of a significant portion of the expense related to the ESOP. The portion of the expense related to the additional principal payment on the ESOP loan in June 1996 from the proceeds received on the ESOP shares from the December 1995 dividend is nondeductible for tax purposes.

Comparison of the Results of Operations for the Three Month Periods Ended June 30, 1997 and 1996


Summary
-------

Net income (loss) for the three months ended June 30, 1997 was $3,888 as compared to ($107,645) for the three months ended June 30, 1996. The increase in net income of $111,533 is due to an increase in noninterest income of $25,087, a decrease in compensation expense of $100,064, a decrease in federal and other insurance premiums of $13,258, and a decrease in income tax expense of $14,300. Offsetting these effects was an increase in professional fees of $39,955.


Net interest income
-------------------

Net interest income for the three months ended June 30, 1997 was $360,937, an increase of $7,495 or 2.12% when compared to net interest income of $353,442 for the three months ended June 30, 1996. The net yield on interest-earning assets for the three months ended June 30, 1997 was 3.04% compared to 2.54% in 1996.

Total interest income decreased $116,289 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, principally due to a decrease in the average volume of investment securities of $9.3 million. Total interest expense decreased $123,784 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, principally due to a decrease in the average volume of certificate of deposit accounts of $6.5 million.


Provision for loan losses
-------------------------

During the three months ended June 30, 1997 and 1996, First Savings did not record a provision for loan losses. During the three months ended June 30, 1997 and 1996, First Savings had no charge-offs and no recoveries. Nonperforming loans decreased from $396,000 at March 31, 1997 to $151,000 at June 30, 1997.


Noninterest income
------------------

Noninterest income (loss) increased to $1,803 for the three months ended June 30, 1997 from ($23,284) for the same period in 1996. The increase is due to a net loss of $2,883 on the sale of investment securities available for sale for the three months ended June 30, 1997 as compared to a net loss of $26,352 for the same period in 1996.


Noninterest expense
-------------------

Noninterest expense decreased $64,651 to $353,552 for the three months ended June 30, 1997 from $418,203 for the same period in 1996. This decrease was mainly attributable to a decrease of approximately $100,000 in compensation expense relating to the fair value of the earned ESOP shares during the periods. On June 30, 1997, 5,843 shares were released and allocated compared with 28,808 on June 30, 1996. Federal and other insurance premiums decreased $13,258 due to the lower assessment rate for insurance of deposits by the Savings Association Insurance Fund following its recapitalization in the fourth quarter of 1996. These decreases were partially offset by an increase in professional fees of approximately $39,955 mainly due to professional fees incurred in connection with the proposed merger.


Income taxes
------------

Income tax expense for the three months ended June 30, 1997 was $5,300 as compared to $19,600 for the same period in 1996. Income tax expense for 1996 was impacted by the nondeductibility of a significant portion of the expense related to the ESOP. The portion of the expense related to the additional principal payment on the ESOP loan in June 1996 from the proceeds received on the ESOP shares from the December 1995 dividend is nondeductible for tax purposes.

Comparison of Financial Condition at June 30, 1997 and December 31, 1996

Total assets decreased by $4.6 million or 8.6% from $53.2 million at December 31, 1996 to $48.6 million at June 30, 1997.

Loans receivable decreased slightly from $32.8 million at December 31, 1996 to $32.3 million at June 30, 1997. First Savings' ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand and competitive pressures in its primary lending market. Deposits decreased $4.2 million or 9.8% to $38.8 million at June 30, 1997 from $43.0 million at December 31, 1996. The decrease is primarily due to the competitive pressures in the marketplace for deposits.

Stockholders' equity decreased from $9.0 million at December 31, 1996 to $8.7 million at June 30, 1997, with the decrease due to an increase in the net unrealized loss on securities of $17,000 and dividends paid of $.25 per share or $469,630. This was partially offset by net income of $23,986 and a decrease in the fair value of the earned ESOP shares of $72,148.

The common stock held by the ESOP has a "put option" feature since the common stock of the Company is not publicly traded as defined in the ESOP. The "put option" feature permits the participants to sell their common shares obtained from the ESOP to the Company at the current fair market value during the option periods. Accordingly, the common stock of the ESOP and the related amount of unearned ESOP shares are recorded outside stockholders' equity. An adjustment of $72,148 has been recorded to retained earnings to reflect the decrease in the fair value of the earned ESOP shares as of June 30, 1997.

The Company has decided to terminate the ESOP effective September 1, 1997.

Asset Quality

Nonperforming assets, which consists of loans not accruing interest, were $151,000 and $26,000 at June 30, 1997 and December 31, 1996, respectively. The increase in nonperforming assets is mainly due to five loans to one individual totaling approximately $110,000. The Company does not anticipate a loss on these loans. There was no real estate owned at June 30, 1997 or December 31, 1996.

Management is currently unaware of any significant potential problem loans except as noted above or any other concentrations of credit risk which exist in the portfolio. At June 30, 1997 and December 31, 1995, there were no loans considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".


Regulatory Matters
------------------

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

As a North Carolina-chartered savings bank, First Savings must maintain liquid assets equal to at least 10% of total assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with a readily marketable value, including investments with maturities in excess of five years. First Savings' liquidity ratio at June 30, 1997, as computed under North Carolina regulations, was approximately 31%.


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

Capital Resources

As a North Carolina-chartered savings bank, First Savings is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires First Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to First Savings is the allowance for loan losses. Risk-weighted assets reflect First Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. First Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At June 30, 1997, First Savings was in compliance with all of the aforementioned capital requirements.


Current Accounting Issues

In August 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company adopted this statement on January 1, 1997 without any impact on its consolidated financial statements.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is applicable to all entities. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board ("APB") Opinion No. 10, "Omnibus Opinion - 1966," APB Opinion No. 15, "Earnings per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations." SFAS is effective for financial statements for periods ending after December 15, 1997. The Corporation plans to adopt SFAS No. 129 in 1997 without any significant impact on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation plans to adopt SFAS No. 130 in 1998 and has not determined the impact on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments on an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Corporation plans to adopt SFAS No. 131 in 1998 without any significant impact on its consolidated financial statements.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Registrant's Annual Meeting of Shareholders was held on April 16, 1997.

(b)  Not applicable

(c)  1.   All the nominees for Director listed under the caption "Election of
          Directors" in the Registrant's Proxy Statement dated March 25, 1997, were duly elected Directors of the Registrant. 75% of the outstanding shares were voted. Of the 986,321 shares voted, each director received at least 734,915 shares or 75% in favor.

     2. The ratification of the selection of KPMG Peat Marwick LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 25, 1997, was approved by an affirmative vote of 734,275 shares or 99.6% of the shares that voted, with 1,490 negative votes and 1,300 shares not voted.


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

                                  FIRST SAVINGS FINANCIAL CORP.
                                  -----------------------------
                                           (Registrant)



Date:   August 11, 1997           By:     /s/ David S. Kemp
        ------------------------        ---------------------------------
                                        David S. Kemp
                                        (President)



Date:   August 11, 1997           By:     /s/ Cynthia F. Teague
        ------------------------        ---------------------------------
                                        Cynthia F. Teague
                                        (Vice President and principal
                                         financial officer)